Form 10QSB
period 1998-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 1998-11-02
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X]  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the quarterly period ended    March 31, 1998
                                         ------------------------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
           For the transition period from                    to
                                          -------------------   ----------------

Commission file number                           333-07914
                      ---------------------------------------------------------

                       CITIZENS EFFINGHAM BANCSHARES, INC.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          GEORGIA                                            58-2357619
-------------------------------                           -------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

       802 South Laurel Street, P. O. Box 379, Springfield, Georgia 31329
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (912) 754-0754
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 Yes    X      No
   -----------   -----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, -0- shares outstanding at March 31, 1998


Transitional Small Business Disclosure Format (check one):

 Yes          No      X
    -----------  -----------

                       Citizens Effingham Bancshares, Inc.
                        (A Development Stage Corporation)

                                      INDEX

PART I:    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS                                                              PAGE
The following financial statements are provided for Citizens Effingham
Bancshares, Inc.

           Balance Sheet (unaudited) - March 31, 1998                                          3

           Statements of Income (unaudited) - For the Three Months
           Ended March 31, 1998 and For the Period from April 3, 1997 (inception)
           to March 31, 1998                                                                   4

           Statements of Cash Flows (unaudited) - For the Three Months
           Ended March 31, 1998 and For the Period from April 3, 1997 (inception)
           to March 31, 1998                                                                   5

           Notes to Financial Statements (unaudited)                                           6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Plan of Operations                                                                  8

PART II:   OTHER INFORMATION                                                                   9

The financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                       CITIZENS EFFINGHAM BANCSHARES, INC.

                          PART 1. FINANCIAL INFORMATION


      Item 1.     Financial Statements

                  The financial statements of Citizens Effingham Bancshares, Inc. (the "Company") are set forth in the following pages.

                         CITIZENS EFFINGHAM BANCSHARES, INC.
                          (A DEVELOPMENT STAGE CORPORATION)
                                    BALANCE SHEET
                                   MARCH 31, 1998
                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     March 31,
                                                                       1998
                                                                   ------------
                                      ASSETS
Current Asset -
  Cash and cash equivalents                                        $    (1,406)
                                                                   -----------
Escrowed Funds:
  Restricted public offering funds                                   3,676,500
  Unrestricted organizers funds                                      1,443,500
                                                                   -----------
     Total escrowed funds                                            5,120,000
                                                                   -----------
Property, at cost:
  Land                                                                 340,666
  Furniture and fixtures                                                16,079
  Computer equipment                                                     2,247
  Construction in progress                                             116,178
                                                                   -----------
     Total                                                             475,170
Less - accumulated depreciation                                              -
                                                                   -----------
     Property, net                                                     475,170
                                                                   -----------
Other Asset -
     Organization costs                                                 76,478
                                                                   -----------
     TOTAL ASSETS                                                  $ 5,670,242
                                                                   ===========
                        LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Short-term notes payable                                         $   682,500
  Payroll tax liabilities                                                  313
  Accrued interest expense                                              14,478
  Other current liabilities                                                694
                                                                   -----------
     Total liabilities                                                 697,985
                                                                   -----------
Commitments and Contingencies
Shareholders' Equity
  Common stock, $1 par value, authorized 512,000 shares, issued
    and outstanding -0- shares                                               -
  Common stock subscribed                                            5,120,000
  Additional paid-in capital                                                 -
  Deficit accumulated during the development stage                    (147,743)
                                                                   -----------
     Total shareholders' equity                                      4,972,257
                                                                   -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 5,670,242
                                                                   ===========

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                              STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
         AND THE PERIOD FROM APRIL 3, 1997 (INCEPTION) TO MARCH 31, 1998
                                   (UNAUDITED)
-------------------------------------------------------------------------------


                              Three Months    Cumulative
                                 Ended          Through
                             March 31, 1998  March 31, 1998
                             --------------  ---------------
REVENUES                       $      -       $       -
                               --------       ---------
EXPENSES:
  Salaries                     $ 25,426       $  88,759
  Rent                            2,307           9,826
  Interest expense               12,845          18,974
  Payroll taxes                   3,492           8,216
  Employee insurance              1,786           5,983
  Officer insurance               4,395           4,395
  Telephone                         669           2,718
  Office supplies                   474           2,058
  Utilities                         519           1,921
  Printing and reproduction       1,267           1,588
  Other operating expenses        1,472           3,305
                               --------       ---------
     Total Expenses              54,652         147,743
                               --------       ---------
NET LOSS                       $(54,652)      $(147,743)
                               ========       =========

INCOME PER SHARE               $  (0.11)      $   (0.29)
                               ========       =========

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
         AND THE PERIOD FROM APRIL 3, 1997 (INCEPTION) TO MARCH 31, 1998
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                             Three Months        Cumulative
                                                                 Ended             Through
                                                            March 31, 1998      March 31, 1998
                                                            --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (54,652)          $(147,743)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Increase in accounts payable and accrued expenses             12,845              15,485
                                                               ---------           ---------
      Net cash used in operating activities                      (41,807)           (132,258)
                                                               ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of premises and equipment                            (75,260)           (475,170)
  Organization costs                                             (37,495)            (76,478)
                                                               ---------           ---------
      Net cash used in investing activities                     (112,755)           (551,648)
                                                               ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable                                     150,000             682,500
                                                               ---------           ---------
      Net cash provided by financing activities                  150,000             682,500
                                                               ---------           ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (4,562)             (1,406)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       3,156                   -
                                                               ---------           ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  (1,406)          $  (1,406)
                                                               =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                         $       -           $   4,497
                                                               =========           =========

 Through March 31, 1998 restricted cash increased $5,120,000 as a result of subscriptions for common stock and corresponding deposits to the escrow account.

                       Citizens Effingham Bancshares, Inc.
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                                   (Unaudited)
-------------------------------------------------------------------------------
(1)  ORGANIZATION

     Citizens Effingham Bancshares, Inc. (the Company) was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Citizens Bank of Effingham (the Bank), which will operate in the Effingham County, Georgia area. The organizers of the Bank filed a joint application to charter the Bank with the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation. Provided that the application is timely approved and necessary capital is raised, it is expected that operations will commence in the third quarter of 1998. The Company has filed an application to become a bank holding company with the Federal Reserve Bank of Atlanta.

     Operations through March 31, 1998 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

     The Company plans to raise $5,120,000 through an offering of its $1 par value common stock at $10 per share, of which $5,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $1,533,500 of the Company's stock.

     Upon chartering of the Bank and approval of the Company as a bank holding company, the Company and its Bank subsidiary will assume certain obligations from the organizers, including certain organization costs and offering expenses. If the offering is not successful, all of these expenses will be absorbed by the organizers and will not become an obligation of the Company.

      The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the quarter ended March 31, 1998 are not necessarily indicative of the results of a full year's operations.

(2)  PROFORMA NET LOSS PER COMMON SHARE

     Proforma net loss per common share is calculated by dividing net loss by the minimum number (512,000) of common shares which could be sold in the initial public offering, which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B.

(3)   RESTRICTED CASH

      At March 31, 1998, subscribers' deposits of $5,120,000 were held in escrow. The escrow agreement prohibits the release of any funds until subscriptions of $5,120,000 have been received. At that point, the organizers subscriptions become available for release. At March 31, 1998, subscriptions of $5,120,000 had been received and organizer funds were available for release. The public offering funds only become available at regulatory approval. The Company has obtained regulatory approval to acquire the stock of the Bank and thereafter become a bank holding company, and the Bank has received preliminary approval for its application for a charter from the regulatory authorities. All subscriptions will be returned in full if these conditions are not met.

(4)   LIQUIDITY

      The Company incurred a net loss of $147,743 for the period from April 3, 1997 (inception) to March 31, 1998. At March 31, 1998, assets exceeded liabilities by $4,972,257.

      At March 31, 1998, the Company is funded by a line of credit from a bank. Management believes that the current level of expenditures is well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations, but obtaining final regulatory approvals and commencing banking operations is dependent on successfully

                       Citizens Effingham Bancshares, Inc.
                        (A Development Stage Corporation)
                          Notes to Financial Statements
                                   (Unaudited)
-------------------------------------------------------------------------------

completing the stock offering.

      To provide permanent funding for its operation, the Company offered 512,000 shares of its $1 par value common stock, at $10 per share in an initial public offering and received subscriptions for all shares as of March 31,1998. Costs related to the registration of the Bank's common stock will be paid from the gross proceeds of the offering.

(5)   COMMITMENTS

      The organizers of Citizens Bank of Effingham (In Organization) have entered into an agreement with Harry H. Shearouse which will establish him as Chief Executive Officer and President of the proposed state bank. This agreement obligates the Company to pay Mr. Shearouse an annual salary of $80,000, payable monthly beginning April 1, 1997, and increasing to $90,000 once all stock has been sold, and adequate medical insurance for he and his family. The agreement also contains a severance provision for termination without cause after operations have commenced.

      The organizers have also entered into an agreement with Blewett Consulting Engineers for the purpose of engineering and architectural design services for two bank buildings, one to be located in Springfield, Georgia and the other to be located in Rincon, Georgia.

                 Item 2: Management's Discussion and Analysis of
                   Financial Condition and Plan of Operations

                       Citizens Effingham Bancshares, Inc.
                        (A Development Stage Corporation)
-------------------------------------------------------------------------------



      The Company was organized on April 3, 1997 (the "Inception"). Since the Inception, the Company's principal activities have been related to its organization, the conducting of its initial public offering, the pursuit of approvals from the Georgia Department of Banking and Finance (the "DBF") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter the Bank, and the pursuit of approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

      At March 31, 1998, the Company had total assets of $5,670,242. These assets consisted principally of restricted cash from stock subscriptions of $3,676,500, unrestricted cash from organizer's stock subscriptions of $1,443,500, organization costs of $76,478, a cash deficit of $1,406, premises and equipment of $475,170, and other deferred charges. The organization costs relate to the organization of the Company and the Bank and will be expensed in the first year of operations. Premises and equipment consists primarily of architectural fees and construction of the Bank's two office sites.

      The Company's liabilities at March 31, 1998 were $697,985, and consisted primarily of advances under a line of credit from a bank of $682,500, and accounts payable and accrued expenses of $15,485. The Company's line of credit with The Savannah Bank is in the amount of $750,000, and the balance of $67,500 at March 31, 1998 is available to fund future organization expenses. The Company had a accumulated deficit of $147,743 at March 31, 1998.

      The Company had a net loss of $54,652 for the quarter ended March 31, 1998,and $147,743 cumulatively from inception through March 31, 1998. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the DBF, the FDIC and the Federal Reserve Board in connection with the application process, preparation of a Prospectus and filing a Registration Statement with the Securities and Exchange Commission, the selling of the Company's common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

      A minimum of $5,000,000 of the proceeds of the Offering will be used to capitalize the Bank and the remainder will be used to pay organization expenses of the Company and provide working capital, including additional capital for investment in the Bank, if needed. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. For purposes of its charter application with the DBF, the organizers estimated the Company's deficit when the Bank opens to be approximately $276,104, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund the activities of the Company on an ongoing basis; however, there can be no assurance that either the Bank or the Company will achieve any particular level of profitability. The Company has obtained an $750,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Company is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.

                       Citizens Effingham Bancshares, Inc.
                        (A Development Stage Corporation)
-------------------------------------------------------------------------------


PART II: OTHER INFORMATION:

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities
     (a) Not Applicable
     (b) Not Applicable

Item 3.  Defaults Upon Senior Securities
     Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended March 30, 1998.

Item 5.  Other Information
     None

Item 6.  Exhibits and Reports on Form 8-K.
     A. Exhibits - 27.1 Financial Data Schedule
     B. There have been no reports filed on form 8-K for the three months ended March 30, 1998.

SIGNATURES
----------

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS EFFINGHAM BANCSHARES, INC.


/s/ Harry Shearouse
--------------------------------------
Harry Shearouse
President / Chief Executive Officer


Date:  August 14, 1998