Form 10QSB
period 1998-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 1998-11-02
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended    June 30, 1998
                                          ---------------------------

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act
         For the transition period from __________ to __________

Commission file number  333-07914
                      ----------------------------------------------


                      CITIZENS EFFINGHAM BANCSHARES, INC.
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

   GEORGIA                                      58-2357619
--------------------------------                -------------------------
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification No.)

                            802 South Laurel Street
                              Post Office Box 379
                           Springfield, Georgia 31329
                           --------------------------
                    (Address of Principal Executive Offices)

                                 (912) 754-0754
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 ---------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
   --------       --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock $1 par value, 512,000 shares outstanding at June 30, 1998
----------------------------------------------------------------------


Transitional Small Business Disclosure Format (check one):

 Yes                  No    X
    --------            --------

                      Citizens Effingham Bancshares, Inc.
                       (A Development Stage Corporation)

                                     INDEX

PART I:    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS                                                                       PAGE

The following financial statements are provided for Citizens Effingham
Bancshares, Inc.

           Balance Sheet (unaudited) - June 30, 1998                                                    3

           Statements of Income (unaudited) - For the Six Months Ended June 30,
           1998 and For the Period from April 3, 1997 (inception)
           to June 30, 1998                                                                             4

           Statements of Cash Flows (unaudited) - For the Six Months Ended June
           30, 1998 and For the Period from April 3, 1997 (inception)
           to June 30, 1998                                                                             5

           Notes to Financial Statements (unaudited)                                                    6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Plan of Operations                                                                           8

PART II:   OTHER INFORMATION                                                                            9

The financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                      CITIZENS EFFINGHAM BANCSHARES, INC.

                         PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements

        The financial statements of Citizens Effingham Bancshares, Inc. (the "Company") are set forth in the following pages.

                      CITIZENS EFFINGHAM BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                                 BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)


------------------------------------------------------------------------------------------------------------------
                                                                                                         June 30,
                                                                                                          1998
                                                                                                       -----------
                                    ASSETS
 Current Asset -
   Cash and cash equivalents                                                                           $    (1,670)
                                                                                                       -----------
 Escrowed Funds:
   Restricted escrow public offering                                                                     3,676,500
   Unrestricted escrow organizers                                                                          333,693
                                                                                                       -----------
     Total escrowed funds                                                                                4,010,193
                                                                                                       -----------
 Property, at cost:
   Land                                                                                                    340,666
   Furniture and fixtures                                                                                   70,222
   Computer Equipment                                                                                       51,664
   Construction in Progress                                                                                389,091
                                                                                                       -----------
     Total                                                                                                 851,643
 Less - accumulated depreciation                                                                                --
                                                                                                       -----------
   Property, net                                                                                           851,643
                                                                                                       -----------
 Other Asset -
   Organization costs                                                                                       76,478
                                                                                                       -----------
     TOTAL ASSETS                                                                                      $ 4,936,644
                                                                                                       ===========
                   LIABILITIES AND SHAREHOLDER'S EQUITY

 Current Liabilities:
   Short-term notes payable                                                                            $    22,500
   Accrued interest expense                                                                                 17,521
   Other current liabilities                                                                                   694
                                                                                                       -----------
     Total liabilities                                                                                      40,715
                                                                                                       -----------
 Commitments and Contingencies

 Shareholders' Equity
   Common stock, $1 par value, authorized 512,000 shares, issued
     and outstanding 512,000 shares                                                                        512,000
   Additional paid-in capital                                                                            4,608,000
   Deficit accumulated during the development stage                                                      (224,071)
                                                                                                       -----------
     Total shareholders' equity                                                                          4,895,929
                                                                                                       -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 4,936,644
                                                                                                       ===========

                      CITIZENS EFFINGHAM BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                              STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
         AND THE PERIOD FROM APRIL 3, 1997 (INCEPTION) TO JUNE 30, 1998
                                  (UNAUDITED)


----------------------------------------------------------------------------------------------------------------------------
                                                                                         Six Months           Cumulative
                                                                                           Ended                Through
                                                                                       June 30, 1998         June 30, 1998
                                                                                     -----------------     -----------------

 REVENUES                                                                                $       --            $       --
                                                                                         ----------            ----------
 EXPENSES:
   Salaries                                                                              $   81,674            $  145,007
   Rent                                                                                       4,715                12,235
   Interest Expense:                                                                         15,888                22,018
   Payroll taxes                                                                              7,930                12,654
   Employee insurance                                                                         5,272                 9,469
   Officer insurance                                                                          4,395                 4,395
   Telephone                                                                                  2,075                 4,124
   Office supplies                                                                            1,480                 3,064
   Utilities                                                                                  1,091                 2,492
   Printing and reproduction                                                                  2,820                 3,141
   Postage and delivery                                                                       1,122                 1,165
   Other operating expenses                                                                   2,516                 4,307
                                                                                         ----------            ----------
     Total Expenses                                                                         130,978               224,071
                                                                                         ----------            ----------
 NET LOSS                                                                                $ (130,978)           $ (224,071)
                                                                                         ==========            ==========
 INCOME PER SHARE*                                                                       $    (0.26)           $    (0.44)
                                                                                         ==========            ==========

*Net Loss/weighted average outstanding shares of 512,000

                      CITIZENS EFFINGHAM BANCSHARES, INC.
                       (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
         AND THE PERIOD FROM APRIL 3, 1997(INCEPTION) TO JUNE 30, 1998
                                  (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                                                      Six Months         Cumulative
                                                                                         Ended             Through
                                                                                     June 30, 1998      June 30, 1998
                                                                                    ---------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                           $  (130,978)       $  (224,071)
   Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Increase in accounts payable and accrued expenses                                     15,573             18,215
                                                                                      -----------        -----------
       Net cash used in operating activities                                             (115,405)          (205,856)
 CASH FLOWS FROM INVESTING ACTIVITIES:                                                -----------        -----------

   Purchases of premises and equipment                                                   (451,733)          (851,643)
   Organization costs                                                                     (37,495)           (76,478)
                                                                                      -----------        -----------
       Net cash used in investing activities                                             (489,228)          (928,121)
                                                                                      -----------        -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from common stock subscribed                                                1,109,807          1,109,807
   Proceeds from short-term note payable                                                       --            692,500
   Payments on short-term note payable                                                   (510,000)          (670,000)
                                                                                      -----------        -----------
      Net cash provided by financing activities                                           599,807          1,132,307
                                                                                      -----------        -----------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (4,826)            (1,670)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               3,156                 --
                                                                                      -----------        -----------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                               $    (1,670)       $    (1,670)
                                                                                      ===========        ===========
 SUPPLEMENTAL CASH FLOW INFORMATION:

 Cash paid for interest                                                                $       --        $     4,497
                                                                                       ==========        ===========


 Through June 30, 1998 restricted cash decreased $1,109,807 as a result of subscriptions for common stock partially capitalizing the Company's subsidiary Bank.

                      Citizens Effingham Bancshares, Inc.
                       (A Development Stage Corporation)
                         Notes to Financial Statements
                                  (Unaudited)


(1)     ORGANIZATION

     Citizens Effingham Bancshares, Inc. (the Company) was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Citizens Bank of Effingham (the Bank), which will operate in Effingham County, Georgia. The organizers of the Bank filed a joint application to charter the Bank with the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation. The Bank has received the required regulatory approvals and anticipates receiving a permit to begin business from the Department of Banking in the third quarter of 1998. It is expected that operations will commence shortly after the Bank receives the permit to begin business. The Company has been approved by the Federal Reserve Bank of Atlanta as a bank holding company.

     Operations through June 30, 1998 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

     The Company raised $5,120,000 through an offering of its $1 par value common stock at $10 per share, of which $5,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $1,533,500 of the Company's stock. The offering closed on March 13, 1998.

     Upon chartering of the Bank and approval of the Company as a bank holding company, the Company and its Bank subsidiary will assume certain obligations from the organizers, including certain organization costs and offering expenses. Upon the successful completion of the sale of common stock, the organizers will be reimbursed from the proceeds from the offering.

     The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of a full year's operations.

(2)     RESTRICTED CASH

      At June 30, 1998, subscribers' deposits of $3,676,500 were held in restricted escrow funds. These represent public offering funds only available at regulatory approval. Organizers subscriptions totaled $333,693 at June 30, 1998 with $1,109,807 having been released for organizing expenses and property expenditures. The Company has obtained regulatory approval to acquire the stock of the Bank and thereafter become a bank holding company, and the Bank has received approval for its application for a charter from the regulatory authorities. The organizers subscriptions broke escrow on April 14, 1998. The public funds subsequently broke escrow on September 8, 1998.

(3)     LIQUIDITY

      The Company incurred a net loss of $224,071 for the period from April 3, 1997 (inception) to June 30, 1998. At June 30, 1998, assets exceeded liabilities by $4,895,929.

      At June 30, 1998, the Company is funded by funds from organizers stock proceeds. Management believes that the current level of expenditures is well within the financial capabilities of the organizers and adequate to meet existing obligations and fund current operations.

      To provide permanent funding for its operation, the Company offered 512,000 of its $1 par value common stock, at $10 per share in an initial public offering. Costs related to the registration of the Bank's common stock will be paid from the gross proceeds of the offering. Shares issued which are outstanding at June 30, 1998 were redeemed concurrently with the consummation of the offering.

                      Citizens Effingham Bancshares, Inc.
                       (A Development Stage Corporation)
                         Notes to Financial Statements
                                  (Unaudited)


(4)   COMMITMENTS

      The organizers of Citizens Bank of Effingham (In Organization) have entered into an agreement with Harry Shearouse which will establish him as Chief Executive Officer and President of the proposed state bank. This agreement obligates the Company to pay Mr. Shearouse an annual salary of $80,000, payable monthly beginning April 1, 1997, and increasing to $90,000 once all stock has been sold, and adequate medical insurance for he and his family. The agreement also contains a severance provision for termination without cause after operations have commenced.

      The organizers have also entered into an agreement with Blewett Consulting Engineers for the purpose of engineering and architectural design services for two bank buildings, one to be located in Springfield, Georgia and the other to be located in Rincon, Georgia.

            Item 2:Management's Discussion and Analysis of Financial
                        Condition and Plan of Operation

                      Citizens Effingham Bancshares, Inc.
                       (A Development Stage Corporation)


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

      At June 30, 1998, the Company had total assets of $4,936,644. These assets consisted principally of restricted cash from stock subscriptions of $3,676,500, organizers escrow of $333,693, organization costs of $76,478, a cash deficit of $1,670, premises and equipment of $851,643, and other deferred charges. The organization costs relate to the organization of the Company and the Bank and will be expensed in the first year of operations. Premises and equipment consists primarily of architectural fees and construction of the Bank's two office sites.

      The Company's liabilities at June 30, 1998 were $40,715, and consisted primarily of advances under a line of credit from a bank of $22,500 and accounts payable and accrued expenses of $17,521. The Company's line of credit with The Savannah Bank is in the amount of $750,000 and the balance of $757,500 is available to fund future organization expenses. The Company had stockholder's equity of $4,895,929 at June 30, 1998.

      The Company had a net loss of $130,978 for the six months ended June 30, 1998, and $224,071 cumulatively from Inception through June 30, 1998. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank, the preparation of an application with the Federal Reserve Board for approval of the Company to acquire the Bank, responding to questions and providing additional information to the DBF, the FDIC and the Federal Reserve Board in connection with the application process, preparation of a Prospectus and filing a Registration Statement with the Securities and Exchange Commission, the selling of the Company's common stock, meetings and discussions among various organizers regarding application and SEC filing information, target markets and capitalization issues, hiring qualified personnel to work for the Bank, conducting public relation activities on behalf of the Bank, developing prospective business contacts for the Bank and the Company, and taking other actions necessary for a successful bank opening Because the Company was in the organization stage, it had no operations from which to generate revenues.

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

                      Citizens Effingham Bancshares, Inc.
                       (A Development Stage Corporation)


PART II: OTHER INFORMATION:

Item 1.  Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2.  Changes in Securities
    (a)  Not Applicable
    (b)  Not Applicable

Item 3.  Defaults Upon Senior Securities
     Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the six months ended June 30, 1998.

Item 5.  Other Information
     None

Item 6.  Exhibits and Reports on Form 8-K.
   A. Exhibits - 27.1 Financial Data Schedule
   B. There have been no reports filed on form 8-K for the six months ended June 30, 1998.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS EFFINGHAM BANCSHARES, INC.


/s/ Harry Shearouse
--------------------------------------
Harry Shearouse
President / Chief Executive Officer


Date:  August 14, 1998