Form 10QSB
period 1998-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 1998-11-16
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the quarterly period ended    September 30, 1998
                                           ------------------

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from            to
                                        ----------    -----------

                        Commission file number 333-07914
                                               ---------

                       CITIZENS EFFINGHAM BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          GEORGIA                                                58-2357619
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                             802 South Laurel Street
                               Post Office Box 379
                              Springfield, GA 31329
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (912) 754-0754
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes  X        No
   ------        ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par
                                                             -------------------
value, 512,000 shares outstanding at September 30, 1998
-------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

 Yes        No   X
    ------     ------

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary

                                      INDEX

PART I:    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS                                                                PAGE
The following financial statements are provided for Citizens Effingham
Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

           Consolidated Balance Sheets (unaudited) - September 30, 1998 and
           December 31, 1997.                                                                    3

           Consolidated Statements of Income (unaudited) - For the Nine Months
           Ended September 30, 1998 and For the Period from April 3, 1997 (inception)
           to September 30, 1998 and For the Three Months Ended September 30, 1998
           and 1997.                                                                            4

           Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
           Ended September 30, 1998 and For the Period from April 3, 1997 (inception)
           to September 30, 1998.                                                               5

           Notes to Consolidated Financial Statements (unaudited).                              6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               10

PART II:   OTHER INFORMATION                                                                   12

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                       CITIZENS EFFINGHAM BANCSHARES, INC.

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

           The financial statements of Citizens Effingham Bancshares, Inc. (the "Company") are set forth in the following pages.

                        CITIZENS EFFINGHAM BANCSHARES, INC.
                             CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                     (UNAUDITED)

                                                                                         September 30,     December 31,
                                       ASSETS                                                1998              1997
                                                                                             ----              ----
Cash and due from banks                                                                    $ 1,144,126       $ 3,158
Federal funds sold                                                                           5,490,000             --
                                                                                            ----------       --------
  Total cash and cash equivalents                                                            6,634,126          3,158
                                                                                            ----------       --------
Loans, net of unearned income                                                                2,547,830             --
Less- allowance for loan losses                                                                (15,000)            --
                                                                                            ----------       --------
  Loans, net                                                                                 2,532,830             --
                                                                                            ----------       --------
Bank premises and equipment, less accumulated depreciation                                   1,517,542        399,909
Accrued interest receivable                                                                      8,829             --
Other assets and accrued income                                                                 26,033         38,980
                                                                                            ----------       --------
   TOTAL ASSETS                                                                            $10,719,360       $442,047
                                                                                           ===========       ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing demand                                                               $   658,579       $     --
 Interest-bearing demand                                                                     2,102,874             --
 Savings                                                                                        83,545             --
 Time deposits over $100,000                                                                 1,539,037             --
 Other time deposits                                                                         1,482,156             --
                                                                                            ----------       --------
  Total deposits                                                                             5,866,191             --
Short term notes payable                                                                            --        532,500
Accrued interest payable                                                                         8,045          1,945
Other liabilities and accrued expenses                                                          13,373            694
                                                                                            ----------       --------
  Total liabilities                                                                          5,887,609        535,139
                                                                                            ----------       --------
Shareholders' Equity
 Common stock, $1 par value, authorized 20,000,000 shares, issued
  and outstanding 512,000 shares                                                               512,000             --
Paid-in capital surplus                                                                      4,608,000             --
Accumulated deficit                                                                            (67,604)            --
Deficit accumulated during the development stage                                              (220,645)       (93,092)
Accumulated other comprehensive income                                                              --             --
                                                                                            ----------       --------
  Total shareholders' equity                                                                 4,831,751        (93,092)
                                                                                            ----------       --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $10,719,360       $442,047
                                                                                           ===========       ========



           See accompanying notes to consolidated financial statements

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
      AND THE PERIOD FROM APRIL 3, 1997 (INCEPTION) TO SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                             Three Months Ended       Nine Months Ended    Period Ended
                                                               September 30,            September 30,      September 30,
                                                           1998            1997             1998               1997
                                                           ----            ----             ----               ----
INTEREST INCOME:
 Interest and fees on loans                              $ 17,616       $     --         $  17,616          $     --
 Income on federal funds sold                              16,850             --            16,850                --
 Interest on offering                                     131,471             --           131,471                --
                                                         --------       --------         ---------          --------
  Total interest income                                   165,937             --           165,937                --
                                                         --------       --------         ---------          --------
INTEREST EXPENSE:
 Interest on NOW and money market deposits                  2,930             --             2,930                --
 Interest on savings deposits                                  80             --                80                --
 Interest on time deposits greater than $100,000            4,333             --             4,333                --
 Interest on other time deposits                            3,601             --             3,601                --
 Other interest expense                                       851             --            16,739                --
                                                         --------       --------         ---------          --------
  Total interest expense                                   11,795             --            27,683                --
                                                         --------       --------         ---------          --------
Net interest income before loan losses                    154,142             --           138,254                --
Less - provision for loan losses                           15,000             --            15,000                --
                                                         --------       --------         ---------          --------
  Net interest income after provision for loan losses     139,142             --           123,254                --
                                                         --------       --------         ---------          --------
OTHER OPERATING INCOME:
 Service charges on deposit accounts                           10             --                10                --
 Other service charges, commissions and fees                  185             --               185                --
 Other income                                                  --             --                --                --
                                                         --------       --------         ---------          --------
  Total other operating income                                195             --               195                --
                                                         --------       --------         ---------          --------
OTHER OPERATING EXPENSE:
 Salaries                                                  89,307         20,000           170,981            40,000
 Employee benefits                                          1,119          1,429            11,204             3,097
 Net occupancy expenses                                     3,151          3,905            11,519             7,437
 Equipment rental and depreciation of equipment               388             --               388                --
 Other expenses                                            64,405          2,748           124,514             5,510
                                                         --------       --------         ---------          --------
  Total other operating expenses                          158,370         28,082           318,606            56,044
                                                         --------       --------         ---------          --------
INCOME BEFORE INCOME TAXES                                (19,033)       (28,082)         (195,157)          (56,044)
 Income tax provision                                          --             --                --                --
                                                         --------       --------         ---------          --------
NET LOSS                                                 $(19,033)      $(28,082)        $(195,157)         $(56,044)
                                                         ========       ========         =========          ========

LOSS PER SHARE*                                          $  (0.04)      $  (0.05)        $   (0.38)         $  (0.11)
                                                         ========       ========         =========          ========

 * Net Loss / weighted average outstanding shares of 512,000.


           See accompanying notes to consolidated financial statements

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                              AND THE PERIOD FROM
                APRIL 3, 1997 (INCEPTION) TO SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                Nine Months Ended   Period Ended
                                                                  September 30,     September 30,
                                                                      1998             1997
                                                                  ------------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                        $  (195,157)       $(56,044)
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                          15,000              --
   Changes in accrued income and other assets                          4,118              --
   Changes in accrued expenses and other liabilities                  18,779             131
                                                                 -----------        --------
    Net cash used in operating activities                           (157,260)        (55,913)
                                                                 -----------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in loans made to customers                            (2,547,830)             --
 Purchases of property and equipment                              (1,117,633)        (13,813)
 Organization costs                                                       --         (33,215)
                                                                 -----------        --------
    Net cash used in investing activities                         (3,665,463)        (47,028)
                                                                 -----------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in demand and savings account                          2,844,998              --
 Net change in other time deposits                                 3,021,193              --
 Proceeds from short-term note payable                               160,000         112,500
 Payments from short-term note payable                              (692,500)             --
 Proceeds from sale of common stock                                5,120,000              --
                                                                 -----------        --------
    Net cash provided by financing activities                     10,453,691         112,500
                                                                 -----------        --------
NET INCREASE IN  CASH AND CASH EQUIVALENTS                         6,630,968           9,559
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           3,158              --
                                                                 -----------        --------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 6,634,126        $  9,559
                                                                 ===========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                           $    21,271        $     --
                                                                 ===========        ========

Cash paid for income taxes                                       $        --        $     --
                                                                 ===========        ========


           See accompanying notes to consolidated financial statements

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
                    Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)  ORGANIZATION

       Citizens Effingham Bancshares, Inc. (the Company), a bank holding company, owns 100% of the outstanding common stock of Citizens Bank of Effingham (the Bank), which operates in the Effingham County, Georgia area.

       Operations through September 7, 1998 relate primarily to expenditures by the organizers for incorporating and organizing the Company. On September 8, 1998, the Bank opened for business to serve the Effingham County area as a commercial bank. The Bank is chartered and regulated by the State of Georgia Department of Banking and Finance and is insured by and subject to regulation by the Federal Deposit Insurance Corporation. The Bank operates out of two locations, one in Springfield, Georgia and one in Rincon, Georgia.

       The Company raised $5,120,000 through an offering of its $1 par value common stock at $10 per share, of which $5,000,000 was used to capitalize the Bank.

       The interim financial statements included herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim period presented. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of a full year's operations.

(2)  BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

(3)  NEW AND PENDING PRONOUNCEMENTS

       During February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies current standards by eliminating the presentation of primary earnings per share (EPS) and requiring the presentation of basic EPS, which includes no potential common shares and thus no dilution. The Statement also requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement and also eliminates the modified treasury stock method of computing potential common shares. The Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early application is not permitted. Upon adoption, restatement of all prior period EPS data presented is required. Based upon the current capital structure of the Company, this Statement will have no effect on the EPS calculation.

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information

                      Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
                    Notes to Consolidated Financial Statements
                                   (Unaudited)

     reported in the annual report and interim reports issued to stockholders. The provisions of both statements will be effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

       During the nine months ended September 30, 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." The statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

       During the nine months ended September 30, 1998, the Company had no items which were classified as other comprehensive income.

(4)  COMMITMENTS

       The organizers of Citizens Bank of Effingham have entered into an agreement with Harry Shearouse which established him as Chief Executive Officer and President of the Bank. This agreement obligates the Bank to pay Mr. Shearouse an annual salary of $90,000, payable monthly and adequate medical insurance for him and his family. The agreement also contains a severance provision for termination without cause.

(5)  YEAR 2000 COMPLIANCE ISSUES

       The Company utilizes and depends upon data processing systems and software to conduct its business. The approach of the Year 2000 presents a problem in that many computer programs have been written using two digits rather than four to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the Year 2000. For example, computer systems may compute payment, interest, delinquency or other figures important to the operations of the Company based on the wrong date. This could result in internal system failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions.

       The FDIC has issued guidelines for insured financial institutions with respect to Year 2000 compliance. The Company has developed a Year 2000 action plan based in part on the guidelines and timetables issued by the FDIC. The Company's action plan focuses on four primary areas: (1) information systems, (2) embedded systems located at the Bank's offices and within its ATM machines, (3) third-party and customer relationships, and
     (4) contingency planning. The Company has designated a Year 2000 compliance team who are making Year 2000 readiness assessments and remediation where necessary.

     INFORMATION SYSTEMS

       The Company has identified all mission-critical information ("IT") systems and is developing a schedule for testing and remediation of such systems. The Company has completed its inventory of mission critical software and received certification for Year 2000 compliance from all its software vendors prior to purchase. Testing of internal mission-critical systems is scheduled to take place during the first quarter of 1999 and implementation is scheduled to be complete by June 30, 1999.

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
                    Notes to Consolidated Financial Statements
                                   (Unaudited)

     EMBEDDED SYSTEMS

       The Company is performing a comprehensive inventory of its embedded systems, such as microcontrollers used to operate security systems, and has completed its inventory of mission-critical non-IT systems. The Company is in the process of contacting manufacturers and vendors of those components utilized in operations to determine whether such components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any non-compliant components and expects to complete this process for mission critical systems by June 30, 1999. The quality of the responses from manufacturers and vendors, the estimated impact of the individual system or component on the Bank's operations, and the ability of the Company to perform meaningful and verifiable tests will influence its decision regarding whether to have independent tests conducted on its embedded systems.

     THIRD PARTY AND CUSTOMER RELATIONSHIPS

       The Company is in the process of initiating communications with all suppliers and vendors to determine the potential impact of such third parties' failure to remediate their own Year 2000 issues. These third parties include other financial institutions, office supply vendors and telephone, electric and other utility companies. The Company is encouraging its counterparts and customer to conduct their own Year 2000 assessments and take appropriate steps to become Year 2000 compliant.

       The Company outsources its principle data processing activities to a third-party processor, and the Company is actively communicating with and monitoring the progress of such processor to assess the impact of Year 2000 issues on such processor and its ability to continue to provide such date processing services. The Company will consider new business relationships with alternate providers of products and services if necessary. Additionally, the Company has initiated communications with its larger and commercial borrowers to assess the potential impact of Year 2000 on them and their ability to remain current on loan repayments.

     CONTINGENCY PLANS

       As part of the Company's normal business practice, it maintains contingency plans to follow in the event of emergency situations, some of which could arise from Year 2000-related problems. The Company is in the process of forming a detailed Year 2000 contingency plan, which will assess several possible scenarios to which the Company may be required to react. The Company's formal Year 2000 contingency plan is expected to be completed by the end of first quarter 1999.

     FINANCIAL IMPLICATIONS

       The Company believes that, since a majority of its equipment is relatively new, the Year 2000 problem will not pose significant internal operational problems or generate material additional expenditures. Maintenance, testing, and modification costs will be expensed as incurred, while the costs of new software or hardware will be capitalized and amortized over their useful lives. The Company does not expect the amounts required to be expensed to resolve Year 2000 issues to have a material effect on its financial position or results of operations.

     POTENTIAL RISKS

       The Year 2000 issue presents a number of risks to the business and financial condition of the Company and the Bank. External factors, which include but are not limited to electric, telephone and water service, are beyond the control of the Company and the failure of such systems could have a negative impact on the Company, its customers and third parties on whom the Company relies for its day-to-day operations. The

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
                    Notes to Consolidated Financial Statements
                                   (Unaudited)

     business of many of the Company's customers may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers in connection with the century change could negatively affect such customers' ability to repay loans to the Bank. The failure of the Bank's computer system or applications or those operated by customers or third parties could have a material adverse effect on the Company's results of operations and financial condition.

       The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Company's Year 2000 compliance efforts and the impact of Year 2000 issues on the Company's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Company. Some of these factors include, but are not limited to representations by the Company's vendors and counterparties, technological advances, economic considerations, and consumer perceptions. The Company's Year 2000 compliance program is an ongoing process involving continual evaluation and may be subject to change in response to new developments.

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

     INTERIM FINANCIAL CONDITION

       On March 13, 1998, the Company concluded its offering having sold 512,000 shares of common stock at $10.00 per share. This provided the Company with $5,120,000 in capital. Operations through September 7, 1998 related primarily to organizing the Company and pre-opening expenditures to prepare for opening the Bank. On September 8, 1998, the Bank opened for business to serve the Effingham County area as a commercial bank.

       As of September 30, 1998, the Bank had concluded 17 days of operations, and the Company has total assets of $10,719,360. During this period, total deposits had grown to $5,866,191 and total loans had grown to $2,547,830. The Bank has overnight investments at September 30, 1998 of $5,490,000.

       At quarter end, the Bank's loan to deposit ratio was 43.4%. Management's long term target for the loan to deposit ratio is 75%. The interest rates being paid on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

       The deposit mix at September 30, 1998 was as follows: $658,579 (11.3% of total deposits) in non-interest bearing demand deposits; $2,102,874 (35.8% of total deposits) in interest checking accounts; $83,545 (1.4% of total deposits) in savings accounts; and $3,021,193 (51.5% of total deposits) in time deposits. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

     LIQUIDITY

       Overnight interest bearing deposits (federal funds sold) with other banks were $5,490,000. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement.

       The Bank has established a Federal Funds Purchase line of credit with its correspondent bank, which totals $1,200,000. This line is unsecured and is designed to provide the Bank with short-term liquidity.

       In the early months, the investment practices of the Company will limit investments to highly liquid overnight investments in correspondent banks. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

     CAPITAL

       The Company had an accumulated deficit of $288,249 as of September 30, 1998. During the first nine months of 1998, the Company incurred a net loss of $195,157 compared to a net loss of $56,044 through September 30, 1997. The first three quarters of 1998 reflected 17 days of banking operations with full-time employees in the Springfield bank site, whereas through September 30, 1997 reflected the costs associated with early stage development of the Company when it had no earning assets.

     ASSET QUALITY

       The provision for loan losses for the nine months ended September 30, 1998 was $15,000 (all in the third quarter). Since the Bank's loan portfolio is not one month old, the Bank has no historical data about loan losses

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            And Results of Operations

     on its portfolio on which to base projections for future losses. Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential loan losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.5% of total loans. At September 30, 1998, the allowance for loan .59% of total loans. Management expects the allowance for loan losses to settle at the 1.5% level in the next 9 to 15 months.

     RESULTS OF OPERATIONS

       Premises and equipment (net of depreciation) were $1,517,542 and consisted primarily of construction expenses for both branches as well as furniture and fixtures acquired.

       Net interest income for the nine months ended September 30, 1998 was $138,254. In the comparable period for 1997, the Company's working capital came from a line of credit guaranteed by the Company's organizers. All working capital lines of credit were paid off in September 1998. The Company had interest expense on interest bearing deposits and the lines of credit of $27,683 for the first nine months of 1998 ($11,795 in the third quarter).

       Total interest income in the first three quarters of 1998 was $165,937 (all in the third quarter). Loan interest income and deposit interest expenses in 1998 were not incurred until the Bank opened on September 8, 1998.

       Non-interest income for the nine months ended September 30, 1998 was $195 (all in the third quarter). This consists of service charges on deposit accounts and miscellaneous service fees.

       Non-interest expense for the first three-quarters of 1998 was $318,606 ($158,370 in the third quarter) compared to $56,044 for the same period in 1997. Salaries and benefits increased substantially when the Bank commenced operations in September 1998 with 15 employees compared to only one employee in 1997. Occupancy costs are up in 1998 with operations occurring in the rented office space until the permanent bank building was completed. Other operating expenses for the first nine months increased from $5,510 in 1997 to $124,514 in 1998 and include many expenses that were not necessary in 1997, such as data processing services, business development, professional fees, postage, supplies and communications costs.

       Management does not expect the Company to make a quarterly profit until at least the first quarter of 2000, while it establishes its position in the local market and builds its banking services infrastructure. Management continues to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. Despite the anticipated losses in the first years of operations, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments.

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary

     PART II: OTHER INFORMATION:

     Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

     Item 2. Changes in Securities
     (a)  Not Applicable
     (b)  Not Applicable

     Item 3. Defaults Upon Senior Securities
     Not Applicable

     Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the nine months ended September 30, 1998.

     Item 5. Other Information
     None

     Item 6. Exhibits and Reports on Form 8-K.
       A.   Exhibits - 27.1 Financial Data Schedule (for SEC use only)
       B. There have been no reports filed on form 8-K for the nine months ended September 30, 1998.

     SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Citizens Effingham Bancshares, Inc.


     /s/ Harry H. Shearouse
     --------------------------------------
     Harry H. Shearouse
     President / Chief Executive Officer


     Date: November 10, 1998