Form 10KSB40
period 1998-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 1999-04-14
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For fiscal year ended DECEMBER 31, 1998

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from ______________ to _______________

Commission file number    333-07914

                       CITIZENS EFFINGHAM BANCSHARES, INC.
    ------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         GEORGIA                                                              58-2357619
-------------------------------                                           ------------------
(State or Other Jurisdiction of                                           (I.R.S. Employer
Incorporation or Organization)                                            Identification No.)

                             802 SOUTH LAUREL STREET
                               POST OFFICE BOX 379
                              SPRINGFIELD, GA 31329
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (912) 754-0754
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X        No
   ---         ---

Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB { X }

State issuer's revenues for its most fiscal year:   $487,769

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $3,718,000 AS OF MARCH 31, 1999

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: COMMON STOCK $1 PAR VALUE, 512,000 SHARES OUTSTANDING AT MARCH 23, 1999

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one):

 Yes            No X
    ---           ---

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                                 AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                                                Page
PART I           .................................................................................................3
Item 1.          Description of Business..........................................................................3
ITEM 2.          DESCRIPTION OF PROPERTIES.......................................................................10
ITEM 3.          LEGAL PROCEEDINGS...............................................................................10
ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................10

PART II          ................................................................................................11
ITEM 5.          MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................11
ITEM 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........13
ITEM 7.          FINANCIAL STATEMENTS............................................................................16
ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE............17

PART III         ................................................................................................18
ITEM 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
                 OF THE EXCHANGE ACT.............................................................................18
ITEM 10.         EXECUTIVE COMPENSATION..........................................................................19
ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................19
ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................21
ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K.........................................................22

SIGNATURES       ................................................................................................23

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

                                   The Company

Citizens Effingham Bancshares, Inc. (the "Company") was incorporated as a Georgia corporation on April 7, 1997, for the purpose of acquiring all of the issued and outstanding shares of common stock of Citizens Bank of Effingham (the "Bank"). The Bank is the only subsidiary of the Company.

The purpose for creating a holding company structure was to facilitate the Bank's ability to serve its customers' requirements for financial services. The holding company structure also provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision for additional banking-related services that a traditional commercial bank cannot provide under present law.

Any additional future non-banking activities to be conducted by the Company may include financial and other activities permitted by law, and such activities could be conducted by subsidiary corporations that have not yet been organized. Commencement of non-banking operations by the Company or by its subsidiaries, if they are organized, will be contingent upon the appropriate regulatory authority.

The Company's main office is located at 802 South Laurel Street, Springfield, Georgia. The Company opened a branch in November 1998 located at 600 South Columbia Avenue in Rincon, Georgia.

                                    The Bank

General

The Bank began operations on September 8, 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield and Rincon, Georgia. At December 31, 1998, the Company owned 100% of the outstanding stock of the Bank. The Bank provides a variety of financial services to individuals and small businesses through its offices in Springfield and Rincon, Georgia. The Bank's primary deposit products are savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

Philosophy

The philosophy of the Bank's management is to emphasize prompt and responsive personal service to residents of Springfield and Rincon, Georgia, as well as to other communities in Effingham County, in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank offers residents of Effingham County the benefits associated with a locally-owned and managed community bank. The Bank's employees and directors are active members in the Effingham community. The continued community involvement of the Bank's employees and directors provides them with an opportunity to promote the Bank and its products and services.

Market Area

In June 1997, the population of the city of Springfield was 1,393 and Rincon's population was 4,092. The population of Effingham County in 1997 was 34,361. The average income per household of Effingham County for June 1997 was estimated to be $38,714. During the past decade, Effingham County's population has grown by 40 percent and is expected to continue growing through the next century. The labor force as of 1994 in Effingham County was 37,151 and the labor force reported for the Effingham County area in 1994 was 171,111.

Effingham County is located about 29 miles north of Savannah near the coast of Georgia. This close proximity to Savannah allows industries in Effingham County to enjoy high-capacity utility service and to benefit from favorable corporate taxes. Effingham County has recently opened a new industrial park located on Highway 21 between Springfield and Rincon. This industrial park offers 660 acres for development. The county has also experienced small business development through the opening of two new banks, six new physician's offices, several professional services, and additional nationally recognized retail stores and restaurants.

Loan Portfolio

The Bank was established to support Effingham County and surrounding areas. The Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary commercial lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences.

The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank's statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Accordingly, the Bank's initial legal lending limits are approximately $637,500 for unsecured loans and approximately $1,062,500 for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

Commercial Loans. The Bank's commercial lending is directed principally toward small- to medium-sized businesses whose demand for funds falls within the Bank's legal lending limits. This category of loans includes loans made to individuals, partnership or corporate borrowers that are obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

Real Estate Loans. The Bank makes and holds real estate loans, consisting primarily of single-family residential construction loans for one-to-four unit family structures. The Bank requires a first lien position on the land associated with the construction project and offers these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratios for such loans are predominantly 80% of the lower of the as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.

Deposits

The Bank offers core deposits including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank employs an aggressive marketing plan in the overall service area, a broad product line, and competitive services as its primary means to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in, Effingham County, obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations and advertisements published in the local media. The Bank generates deposits by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or funds transfer services that may be permitted by law or regulation and that may be offered to remain competitive in the market.

Asset and Liability Management

The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of the Bank's written loan and investment policies. The Bank attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.

Employees

The Company has one employee, who is also an employee of the Bank. At December 31, 1998 the Bank had eleven full-time employees at the Springfield office and five full-time employees and one part-time employee at the Rincon office. The Bank employed sixteen full-time equivalent employees. The Company and the Bank consider the relationship with their employees to be excellent.

Competition

Effingham County has offices of three other commercial banks. NationsBank has one office in Springfield and one in Rincon. First National Bank of Effingham has one office in Springfield and two offices in Rincon. Ameribank has one office in Rincon. Effingham County also has one credit union, Fort Stewart Georgia Federal Credit Union, located in Rincon.

                           Supervision and Regulation

The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

General

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and, if applicable, its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires that every bank holding company obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would restrain trade, unless the anti competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.

The interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies. As a result, the Company, and any other bank holding company located in Georgia, may now acquire a bank located in any other state. Additionally, any bank holding company located outside Georgia may lawfully acquire a Georgia-based bank, regardless of state law to the contrary. Any such acquisition is subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state had the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (a) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (b) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. As of July 1, 1998, the number of de novo branches that may be established is no longer be limited.

The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve considers whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains inefficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, the Federal Reserve has determined the following to be permissible activities of bank holding companies: factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies.

Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

The bank subsidiary of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the Bank and have authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions.

The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

Payments of Dividends

The Company is a legal entity separate and distinct from its banking subsidiary. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to the Company as well as by the Company to its shareholders.

If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

At January 1, 1999, under dividend restrictions imposed under federal and state laws, and the conditions included in the Georgia Department's approval of the Bank's charter application, the Bank could not declare dividends to the Company.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve in the case of the Company and the FDIC in the case of the Bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies, a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least one-half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. This portion of total capital is referred to as Tier 1 Capital. The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves and is referred to as Tier 2 Capital. At December 31, 1998, the Company's consolidated ratio of total capital to risk-weighted assets was 14.5% and its consolidated ratio of Tier 1 capital to risk-weighted assets was 13.1%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet the specified criteria including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's leverage ratio at December 31, 1998 was 8.4%. The guidelines also provide that bank holding companies experiencing internal growth, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company's Tier 1 Capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank is subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

Support of Subsidiary Institutions

Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans by a bank holding company to its subsidiary bank will be repaid only after its deposits and certain other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized), and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, relating to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. In addition, the appropriate federal banking agency may treat an undercapitalized institution in the same manner as it treats a significantly undercapitalized institution, if it determines that those actions are necessary.

At December 31, 1998, the Bank was well capitalized.

FDIC Insurance Assessments

The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

Effective January 1, 1997, the FDIC imposed assessments to help repay the $780 million in annual interest payments on the $8 billion of Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC will assess banks at a rate of 1.3 cents per $100 of deposits until December 31, 1999. Thereafter, it will add approximately 2.4 cents per $100 of deposits to each assessment.

The FDIC may terminate an institution's deposit insurance if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Bank owns the property on which its main office is located in Springfield, Georgia at 802 South Laurel Street on approximately 1.29 acres of land. The two-story brick building contains approximately 4,962 square feet, with an attached drive-up canopy of approximately 1,883 square feet. The building has five teller stations, and one ATM station. The facility contains operations space and a board room on the upper level, with significant room for expansion.

The Bank opened a branch in Rincon, Georgia at 600 South Columbia Avenue in October 1998. This one-story brick building contains approximately 3,757 square feet, with an attached drive-up canopy of approximately 1,883 square feet. The Rincon office is located on approximately 1.57 acres of land. The building has four teller stations and one ATM station.


ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its shareholders during the fourth quarter of its last fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a) There is currently no market for the shares of common stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company's common stock to be traded on any stock exchange or over-the-counter market. As a result, investors who need or wish to dispose of all or part of their shares may be unable to do so except in private, directly negotiated sales.

There have been no unregistered sales of the Company's securities since the Company's incorporation in April 1997.


(b)      The following information is required by Item 701(f) of Regulation S-B.

         (1)   The effective date of the Company's Registration
               Statement was January 9, 1998 (Registration No. 333-07914).

         (2)   The offering commenced on or about January 14, 1998.

         (3)   Not applicable.

         (4)   (i)   The offering terminated on March 13, 1998.

               (ii)  There were no managing underwriters.

               (iii) The title of the class of security registered was common stock, $1.00 par value per share.

               (iv) The amount registered and sold was 512,000 shares. The aggregate price of the offering amount registered and sold was $5,120,000.

               (v) For the period beginning January 14, 1998 and ended March 13, 1998, the amount of expense incurred by the Company in connection with the issuance and distribution of the common stock for underwriting discounts, commissions, finders' fees, and expenses to or for underwriters was $0. During the same period, the amount of expense incurred for the Company's account in connection with the issuance and distribution of the common stock was approximately $11,761.

                     (a) None of the expenses of the offering was a direct or indirect payment to directors or officers of the issuer or their associates, or to persons owning 10% or more of the common stock, or to affiliates of the issuer.

                     (b) All of such expenses were direct or indirect payments to others.

               (vi) The net offering proceeds to the Company after deducting the total expenses described above were $5,108,239.

         (vii) During the period beginning January 14, 1998 and ended March 13, 1998, the amount of net offering proceeds to the issuer that were used in the ways specified below follows:

                  Amount:                       Description
                  $                 60,794      Construction of building and facilities
                    ----------------------
                  $                  6,602      Purchase and installation of machinery and equipment
                   -----------------------
                  $                     --      Purchases of real estate
                   -----------------------
                  $                     --      Acquisition of other businesses.
                   -----------------------
                  $                     --      Repayment of indebtedness.
                   -----------------------
                                        --      Working capital.
                  ------------------------
                  $                     --      Temporary investments.
                   -----------------------

                  (a) None of the foregoing payments were direct or indirect payments to directors, officers, their associates, to persons owning 10% or more of the common stock, or to affiliates of the issuer.

                  (b)      All of the foregoing payments were to others.

         (viii) The use of proceeds described above does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

On March 13, 1998, the Company concluded its offering having sold 512,000 shares of common stock at $10.00 per share. The offering provided the Company with $5,120,000 in capital. Operations from April 3, 1997 through September 7, 1998 related primarily to organizing the Company and pre-opening expenditures to open the Bank. On September 8, 1998, the Bank opened for business to serve the Effingham County area as a commercial bank.

FINANCIAL CONDITION

GENERAL

As of December 31, 1998, the Company had total assets of $20,324,622. Total deposits had grown to $15,752,457 and total loans had grown to $12,727,815. The Bank had overnight investments at December 31, 1998 of $4,240,000.

As of December 31, 1998, the Bank's loan to deposit ratio was 80.9%. As of December 31, 1998, management's long-term target for the loan to deposit ratio of at least 75% had been achieved. The interest rates that the Bank pays on interest bearing deposits and the service charge rates for deposit services are comparable to local market rates. Management is making a concerted effort to develop quality loan business in the local market and to manage the deposit growth consistent with expected loan demand.

The deposit mix at December 31, 1998 was as follows: $2,026,091 (13.3% of total deposits) in non-interest bearing demand deposits; $5,486,232 (34.8% of total deposits) in interest checking accounts; $200,156 (1.3% of total deposits) in savings accounts; and $8,039,978 (51.0% of total deposits) in time deposits. As the Bank continues to grow, management expects the deposit mix to become more heavily weighted towards the higher costing time deposits, thus increasing the average cost of funds and reducing the Bank's net interest margin.

CAPITAL

The Company had a total accumulated deficit of $613,414 as of December 31, 1998. During 1998, the Company incurred a net loss of $520,322 compared to a net loss of $93,092 through December 31, 1997. The third and fourth quarter of 1998 reflected 109 days of banking operations with full-time employees in the Springfield and Rincon bank site, whereas costs through December 31, 1997 were associated with early stage development of the Company when it had no earning assets.

LIQUIDITY

Overnight interest bearing deposits (federal funds sold) with other banks were $4,240,000. The current investment portfolio strategy is primarily to provide liquidity for funding loans and initial operating expenditures and secondarily for earnings enhancement.

The Bank has established a Federal Funds Purchase line of credit with its correspondent bank, which totals $1,200,000. This line is unsecured and is designed to provide the Bank with short-term liquidity.

During its early months of operation the Company will limit investments to highly liquid overnight investments in correspondent banks. For the foreseeable future, the Bank will consider its investment portfolio primarily as a source for liquidity and secondarily as a source for earnings.

PLAN OF OPERATIONS

GENERAL

The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, its ability to generate interest income depends upon obtaining an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, a key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Management does not expect the Company to make a quarterly profit until the first quarter of 2000, while it establishes its position in the local market and builds its banking services infrastructure. Management continues to believe that the local market presents good opportunities for business development to support a growing and profitable community bank. Despite the anticipated losses in the first years of operations, the Company expects earnings from loans and investments and other banking services as well as steady deposit growth to provide sufficient liquidity for both the short and long term. The Company intends to manage its loan growth so that deposit flows will provide funding for all loans as well as cash reserves for working capital and short to intermediate term, liquid investments.

INTEREST INCOME/INTEREST EXPENSE

Net interest income in 1998 was $317,692. In the 1997, the Company only incurred interest expense of $6,129 from a line of credit guaranteed by the Company's organizers. The working capital line of credit was paid off in September 1998. Total interest income in 1998 was $478,192 ($165,937 earned in the third quarter and the rest in the fourth quarter). Total interest expense on interest bearing deposits and the line of credit was $160,500 for 1998.

Loan interest income ($242,607) and deposit interest expenses ($143,762) in 1998 were not incurred until the Bank opened on September 8, 1998.

ASSET QUALITY

The allowance for loan losses as of December 31, 1998 was $195,000. Since the Bank's loan portfolio is only three months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential loan losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.5% of total loans. At December 31, 1998, the allowance for loan loss was 1.53% of total loans.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. As a new institution, the Bank does not yet have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the allowance are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios, which reflect average ratios of 0.99% (national peer) and 1.50% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

As the Bank matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluations.

NON-INTEREST INCOME

Non-interest income in 1998 was $9,577. This consists of service charges on deposit accounts and miscellaneous service fees. This income should grow with the growth in the Bank's demand deposit account base.

NON-INTEREST EXPENSE

Non-interest expense, in 1998 was $652,591 compared to $86,962 in 1997. Salaries and benefits increased substantially when the Bank commenced operations in September 1998 with 15 employees compared to only one employee in 1997. Occupancy costs increased in 1998 with the Company operating in rented office space until the permanent bank building was completed. Other operating expenses increased from $14,592 in 1997 to $176,756 in 1998. The 1998 expenses included many expenses that were not necessary in 1997, such as data processing and business development.

In 1997 premises and equipment (net of depreciation) were $399,909 and consisted primarily of land and construction expenses for the Springfield office. In 1998 premises and equipment (net of depreciation) was $1,971,213 and consisted primarily of construction of both offices, land and furniture and fixtures acquired.

INTEREST RATE SENSITIVITY

The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margin while maintaining net interest income at acceptable levels. The Company attempts to accomplish this objective by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any time constitute interest rate sensitivity. An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities. This difference is known as the interest rate sensitivity gap.

The Bank's interest rate sensitivity position at December 31, 1998 is set forth in the table below:

                                                                     0-90            91-365        Over 1 Year          Over
                                                                     Days             Days         thru 5 Years        5 Years
                                                                     ----             ----         ------------        -------
INTEREST RATE SENSITIVE ASSETS:
  Loans                                                           $1,263,282       $4,264,172       $7,042,903       $   508,740
  Securities                                                              --               --               --                --
  Federal Funds Sold                                               4,240,000               --               --                --
                                                                  ----------       ----------       ----------       -----------
    Total Interest Rate Sensitive Assets                          $5,503,282       $4,264,172       $7,042,903       $   508,740
                                                                  ----------       ----------       ----------       -----------

INTEREST RATE SENSITIVE LIABILITIES:
  Interest Bearing Demand Deposits                                $       --       $       --       $       --       $ 1,864,987
  Savings and Money Market Deposits                                  200,156               --               --         3,621,245
  Time Deposits                                                      535,170        4,033,366        3,471,442                --
  Other Borrowings                                                        --               --               --                --
                                                                  ----------       ----------       ----------       -----------
    Total Interest Rate Sensitive Liabilities                     $  735,326       $4,033,366       $3,471,442       $ 5,486,232
                                                                  ----------       ----------       ----------       -----------
Interest Rate Sensitivity GAP                                     $4,767,956       $  230,806       $3,571,461       $(4,977,492)
                                                                  ----------       ----------       ----------       -----------

Cumulative Interest Rate Sensitivity GAP                          $4,767,956       $4,998,762       $8,570,223       $ 3,592,731
                                                                  ----------       ----------       ----------       -----------
Cumulative GAP as a % of total assets at December 31, 1998             23.46%           24.59%           42.17%            17.68%
                                                                  ----------       ----------       ----------       -----------

The interest rate sensitivity table presumes that all loans and securities will perform according to their contractual maturities when, in many cases, actual loan terms are much shorter that the original terms and securities are subject to early redemption. In addition, the table does not necessarily indicate the impact of general interest rate movements on net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and customer needs. The Bank monitors and adjusts its exposure to interest rate risks within specific policy guidelines based on its view of current and expected market conditions.

It is the policy of the Bank to include savings and NOW accounts in the over five year repricing period in calculating cumulative gap. This methodology is based on the Bank's experience that these deposits represent "core" deposits of the Bank and the repricing of these deposits does not move with the same magnitude as general market rates. The Bank's rates for these deposits are consistently in the mid-range for the market area and this has not had an adverse effect on the Bank's ability to maintain these deposit accounts. The Bank believes that placing these deposits in an earlier repricing period would force the Bank to inappropriately shorten its asset maturities to obtain the targeted gap range. This would leave the Bank exposed to falling interest rates and unnecessarily reduce its net interest margin.

YEAR 2000 COMPLIANCE ISSUES

The Company utilizes and depends on data processing systems and software to conduct its business. The approach of Year 2000 presents a problem because many older computers were programmed to use two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, or perhaps not be able to comprehend the date at all. Computer systems may compute payment, interest delinquency or other figures important to the operations of the Company based on the wrong date. This could result in internal systems failure or miscalculation, and also creates risk for the Company from third parties with whom the Company deals on financial transactions.

THE COMPANY'S STATE OF READINESS

The Company and the Bank do not use proprietary computer hardware or software. The Company has no hardware or software dependencies other than through the Bank; therefore, all further corporate references in this section will be to the Bank. Prior to opening for business in September 1998, the Bank adopted a proposed Year 2000 plan to make the Bank Year 2000 ready. In connection with opening the main office in September 1998 and the Rincon office in November 1998, management tried to insure that any purchases of hardware, software, forms and other items were Year 2000 ready.

The Bank has defined the Year 2000 problem and has established a Year 2000 Committee. The Year 2000 Committee has developed a Policy Directive and established an overall strategy and initial project plan. The Year 2000 Committee holds weekly meetings and reports to the Board of Directors on a monthly basis on the progress of the Year 2000 plan.

Through a third party vendor, Compunet, Inc., the Bank has identified Year 2000 vulnerable hardware and software and has conducted the initial testing on its personal computers. In addition, all forms have been reviewed to determine if they are Year 2000 ready and form changes are being made as necessary.

The Bank prepared a Year 2000 budget and presented the budget to the Board of Directors, which the Board of Directors approved on March 12, 1999. Management realizes that amendments to the budget may be necessary if undetermined costs arise from unforeseen circumstances.

EMPLOYEE AND CUSTOMER AWARENESS

The Bank believes it is extremely important to communicate information to employees and customers about the Year 2000 issue. The Bank has conducted employee awareness training designed to provide information about the Bank's efforts to ensure that the Bank will have a problem-free transition into the next century.

The Bank continues its communication efforts through statement stuffers, phone calls and direct contact to provide information and assistance to customers to minimize the risk of problems with the Year 2000. In addition, the Bank will continue to provide training to employees to discuss the Bank's Year 2000 readiness and ways the employees can assist customers in becoming more knowledgeable about the Year 2000.

Additionally, management has implemented Year 2000 Credit Risk Procedures to identify any potential risks that may exist in the Bank's significant commercial loan relationships. Management's current plans are to help the Bank's customers understand the risks involved, to share the Bank's strategies and to encourage those customers to satisfy their compliance requirements on time lines that are consistent with those of the Bank. The Bank's credit review processes have also been modified to address this risk.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

There can be no assurance that all hardware and software that the Bank will use, or that the Bank's customers, vendors and utility companies will use, will be Year 2000 compliant. The Bank's customers, vendors and utility companies may be negatively affected by the Year 2000 and any difficulties incurred by them in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Bank. The failure of the Bank's computer systems or other applications could have a material adverse effect on the Company's results of operations and financial condition.

The most reasonably likely worst case Year 2000 scenario for the Bank appears to be one in which electrical service or phone service were disrupted to the community for an extended period of time. The most likely source of potential problems currently appears to be with the utility companies, with electrical service being the most critical of the utilities. The Bank can not operate its systems without a continuous supply of electricity. The Bank recently requested information from its utility companies regarding their Year 2000 readiness.

THE COMPANY'S CONTINGENCY PLANS

The Bank had completed its Year 2000 Contingency/Business Resumption Plan (the "Contingency Plan") and presented it to the Board of Directors for approval on April 9, 1999. The Contingency Plan is designed to achieve a level of emergency preparedness that is broad in its scope, encompassing the risk of loss or business disruption resulting from unexpected events ranging from equipment failure to natural disasters. The Contingency Plan provides alternative measures in providing continued services to our customers and identifies methods to utilize in providing such services. The focus of the Contingency Plan is to give direction to employees in each area of the Bank on how to perform their duties during 1999 in the event of possible disruption to normal operations resulting from Year 2000 issues as well as other possible disruptions. A particular emphasis of the Contingency Plan is to educate and inform employees and customers about Year 2000 readiness.

The foregoing are forward-looking statements reflecting management's current assessment and estimates with respect to the Bank's Year 2000 compliance efforts and the impact of Year 2000 issues on the Bank's business and operations. Various factors could cause actual plans and results to differ materially from those contemplated by such assessments, estimates and forward-looking statements, many of which are beyond the control of the Bank. Some of these factors include, but are not limited to representations by the Bank's vendors and counterparties, technological advances, economic considerations and consumer perceptions. The Bank's Year 2000 compliance program is an ongoing process involving continued evaluation and may be subject to change in response to new developments.

ITEM 7.  FINANCIAL STATEMENTS


               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION
                        YEAR ENDED DECEMBER 31, 1998 AND
         PERIOD OF APRIL 3, 1997 (DATE OF INCEPTION) TO DECEMBER 31,1997
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                                                        Page
                                                                                                        ----
INDEPENDENT AUDITORS' REPORT..................................................................            1


FINANCIAL STATEMENTS:

  Consolidated Balance Sheets.................................................................            2

  Consolidated Statements of Changes in Shareholders' Equity..................................            3

  Consolidated Statements of Income...........................................................            4

  Consolidated Statements of Cash Flows.......................................................            5

  Notes to Consolidated Financial Statements..................................................            6

                       INDEPENDENT AUDITORS' REPORT

Board of Directors
Citizens Effingham Bancshares, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Citizens Effingham Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1998 and for the period of April 3, 1997 (Date of Inception) to December 31,1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Effingham Bancshares, Inc. and Subsidiary at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period of April 3, 1997 (Date of Inception) to December 31, 1997, in conformity with generally accepted accounting principles.

January 6, 1999
Dublin, Georgia

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                       As of
                                                                                    December 31,
                                                                               1998               1997
                                                                           -----------         --------
Assets
  Cash and due from banks                                                  $ 1,283,185         $  3,158
  Federal funds sold                                                         4,240,000               --
                                                                           -----------         --------
   Total cash and cash equivalents                                           5,523,185            3,158
                                                                           -----------         --------

  Loans, net of unearned income                                             12,922,815               --
  Less -  allowance for loan losses                                           (195,000)              --
                                                                           -----------         --------
   Loans, net                                                               12,727,815               --
                                                                           -----------         --------

  Bank premises and equipment, net                                           1,971,213          399,909
  Other assets                                                                 102,409           38,980
                                                                           -----------         --------
    TOTAL ASSETS                                                           $20,324,622         $442,047
                                                                           ===========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Non-interest bearing                                                  $ 2,026,091         $     --
     Interest-bearing                                                       13,726,366               --
                                                                           -----------         --------
      Total deposits                                                        15,752,457               --
  Short-term notes payable                                                          --          532,500
  Accrued expenses and other liabilities                                        65,579            2,639
                                                                           -----------         --------
      Total liabilities                                                     15,818,036          535,139
                                                                           -----------         --------

  Commitments and contingencies

  Shareholders' Equity:
   Common stock, $1 par value, authorized 20,000,000 shares, issued
      and outstanding 512,000 shares                                           512,000               --
   Paid-in capital surplus                                                   4,608,000               --
   Accumulated deficit                                                        (392,769)              --
   Deficit accumulated during development stage                               (220,645)         (93,092)
                                                                           -----------         --------
     Total shareholders' equity                                              4,506,586          (93,092)
                                                                           -----------         --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $20,324,622         $442,047
                                                                           ===========         ========

           See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                 Deficit
                                                             Additional        accumulated
                                            Common            Paid-in            during         Accumulated
                                             Stock             Capital      development stage     deficit            Total
                                             -----             -------      -----------------     -------            -----
BALANCE, DECEMBER 31, 1996                 $      --         $       --        $      --         $      --         $       --
                                                                                                                   ----------
Comprehensive income:
  Net loss                                        --                 --          (93,092)               --            (93,092)
  Valuation allowance adjustment on
   securities available for sale                  --                 --               --                --                 --
                                                                                                                   ----------
        Total comprehensive income                                                                                    (93,092)
                                                                                                                   ----------
  Initial issuance of stock                       --                 --               --                --                 --
                                           ---------         ----------        ---------         ---------         ----------
BALANCE, DECEMBER 31, 1997                 $      --         $       --        $ (93,092)        $      --         $  (93,092)
                                                                                                                   ----------
Comprehensive income:
  Net loss                                        --                 --         (127,553)         (392,769)          (520,322)
  Valuation allowance adjustment on
   securities available for sale                  --                 --               --                --                 --
                                                                                                                   ----------
        Total comprehensive income                                                                                   (520,322)
                                                                                                                   ----------
  Initial issuance of stock                  512,000          4,608,000               --                --          5,120,000
                                           ---------         ----------        ---------         ---------         ----------
BALANCE, DECEMBER 31, 1998                 $ 512,000         $4,608,000        $(220,645)        $(392,769)        $4,506,586
                                           =========         ==========        =========         =========         ==========

           See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                              Year Ended    Period Ended
                                                             December 31,   December 31,
                                                                1998             1997
                                                              ---------     ------------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                  $ 242,607         $     --
  Income on federal funds sold                                  103,354               --
  Other interest                                                132,231               --
                                                              ---------         --------
   Total interest income                                        478,192               --
                                                              ---------         --------
INTEREST EXPENSE:
  Deposits                                                      143,762               --
  Long-term debt                                                 16,738            6,129
                                                              ---------         --------
       Total interest expense                                   160,500            6,129
                                                              ---------         --------
  Net interest income before loan losses                        317,692           (6,129)
  Less - provision for loan losses                              195,000               --
                                                              ---------         --------
   Net interest income after provision for loan losses          122,692           (6,129)
                                                              ---------         --------
NONINTEREST INCOME:
  Service charges on deposit accounts                             8,661               --
  Other income                                                      916               --
                                                              ---------         --------
   Total noninterest income                                       9,577               --
                                                              ---------         --------
NONINTEREST EXPENSES:
  Salaries                                                      311,695           63,333
  Employee benefits                                              18,887            4,197
  Net occupancy expenses                                         21,386           10,970
  Equipment rental and depreciation of equipment                 47,389               --
  Organization expenses                                          76,478               --
  Other expenses                                                176,756            8,463
                                                              ---------         --------
   Total noninterest expense                                    652,591           86,963
                                                              ---------         --------
LOSS BEFORE INCOME TAXES                                       (520,322)         (93,092)
  Less - provision for income taxes                                  --               --
                                                              ---------         --------
NET LOSS                                                      $(520,322)        $(93,092)
                                                              =========         ========
EARNINGS (LOSS) PER SHARE:
  Basic                                                       $   (1.02)        $     --
                                                              =========         ========
  Diluted                                                     $   (1.02)        $     --
                                                              =========         ========

           See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                Year Ended          Period Ended
                                                                December 31,        December 31,
                                                                    1998                1997
                                                               ------------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $   (520,322)          (93,092)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Provision for loan losses                                        195,000                --
   Depreciation                                                      35,019                --
   Changes in accrued income and other assets                       (63,428)               --
   Changes in accrued expenses and other liabilities                 62,939             2,639
                                                               ------------           -------
     Net cash used in operating activities                         (290,792)          (90,453)
                                                               ------------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans made to customers                         (12,922,815)               --
  Property and equipment expenditures                            (1,606,323)               --
  Capital expenditures                                                   --          (399,909)
  Organizaton costs                                                      --           (38,980)
                                                               ------------           -------
     Net cash used in investing activities                      (14,529,138)         (438,889)
                                                               ------------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                       15,752,457                --
  Proceeds from stock issuance                                    5,120,000                --
  Payments on short-term borrowings                                (532,500)               --
  Proceeds from issuance of debt                                         --           532,500
                                                               ------------           -------
     Net cash provided by financing activities                   20,339,957           532,500
                                                               ------------           -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         5,520,027             3,158
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          3,158                --
                                                               ------------           -------
CASH AND CASH EQUIVALENTS, END OF YEAR                         $  5,523,185         $   3,158
                                                               ============         =========

           See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

 A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. BASIS OF PRESENTATION AND CONSOLIDATION - The consolidated financial statements include the accounts of Citizens Effingham Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Citizens Bank of Effingham (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     2. REPORTING ENTITY - The Company is a bank holding company with one bank subsidiary. At December 31, 1998, the Company owned 100% of the outstanding stock of the Bank. The Bank began operations in September 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield and Rincon, Georgia. The Bank provides a variety of financial services to individuals and small businesses through its office in South Georgia. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

     3. SECURITIES - The classification of securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis.

         Securities available for sale, primarily debt securities, are recorded at fair value with unrealized gains or losses (net of tax effect) excluded from earnings and reported in other comprehensive income. Securities available for sale will be used as a part of the Bank's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk, and other factors.

         Held to maturity securities, primarily debt securities, are stated at cost, net of the amortization of premium and the accretion of discount. The Bank intends and has the ability to hold such securities on a long-term basis or until maturity.

         Mortgage-backed securities represent participating interests in pools of long-term first mortgage loans originated and serviced by issuers of the securities. Mortgage-backed securities are carried at unpaid principal balances, adjusted for unamortized premiums and unearned discounts.

         The market value of securities is generally based on quoted market prices. If a quoted market price is not available, market value is estimated using quoted market prices for similar securities.

         Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

         As of December 31, 1998, the Bank did not own any investment securities.

     4. LOANS AND INTEREST INCOME - Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees, unearned discounts, and a valuation allowance for possible loan losses. Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

     5. ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is available to absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. Additions to the allowance for credit losses are made by charges to the provision for credit losses.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

         The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio including the effects of Year 2000. Since the Bank's loan portfolio is only three months old, the Bank has no historical data about loan losses on its portfolio on which to base projections for future losses. Current loan quality analysis does not indicate potential loan losses. Until more substantial evidence about potential loan losses is developed, management believes the Bank should establish an allowance for loan losses that will approximate 1.5% of total loans. At December 31, 1998, the allowance for loan loss was 1.53% of total loans.

         Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

         A loan is considered impaired when, based on current information and events, it is probable that a creditor will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans which have been identified as impaired have been measured by the fair value of existing collateral.

         Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

     6. PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

     7. OTHER REAL ESTATE OWNED - Other real estate owned, acquired principally through foreclosure, is stated at the lower of cost or net realizable value. Loan losses incurred in the acquisition of these properties are charged against the allowance for possible loan losses at the time of foreclosure. Subsequent write-downs of other real estate owned are charged against the current period's expense.

     8. INCOME TAXES - In 1998, the Bank adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

         bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The Company and the Bank file a consolidated income tax return. The Bank computes its income tax expense as if it filed an individual return except that it does not get any portion of the surtax allocation. Any benefits or disadvantages of the consolidation are absorbed by the Company. The Bank pays its allocation of federal income taxes to the Company or receives payment from the Company to the extent that tax benefits are realized.

     9. CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Interest bearing deposits in other banks with original maturities of less than three months are included.

     10. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

         The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the subsidiary has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

         While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

     11. ADVERTISING COSTS - It is the policy of the Bank to expense advertising costs as they are incurred. The Bank does not engage in any direct-response, advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the year ended December 31, 1998 were $10,770.

     12. EARNINGS (LOSS) PER COMMON SHARE - Basic earnings (loss) per share represents income or loss available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings or loss per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------


         Earnings (loss) per common share have been computed based on the following:

                                                                      Year Ended
                                                                      December 31,
                                                                         1998
                                                                      -----------
         Net loss                                                      $(520,322)
           Less:  Preferred stock dividends                                   --
                                                                       ---------
           Net loss applicable to common stock                         $(520,322)
                                                                       =========
           Weighted average number of common shares outstanding          512,000
           Effect of dilutive options, warrants, etc                          --
                                                                       ---------
           Weighted average number of common shares outstanding
            used to calculate diluted earnings per common share          512,000
                                                                       =========




B.       LOANS

         The following is a summary of the loan portfolio by principal categories at December 31, 1998 and 1997:

                                                        1998          1997
                                                   ------------     --------
         Mortgage loans on real estate:
           Residential 1-4 family                  $  2,173,147     $     --
           Construction                               1,143,825           --
                                                   ------------     --------
            Total mortgage loans on real estate       3,316,972           --
                                                   ------------     --------
         Commercial loans                             7,676,222           --
                                                   ------------     --------
         Other loans-
           Personal                                   1,929,621           --
                                                   ------------     --------
           Subtotal                                  12,922,815           --
         Less:
           Allowance for loan losses                   (195,000)          --
                                                   ------------     --------
            Loans, net                             $ 12,727,815     $     --
                                                   ============     ========

         Overdrafts included in loans were $2,263 and $ -0- at December 31, 1998 and 1997, respectively.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------




C.       ALLOWANCE FOR LOAN LOSSES

         A summary of changes in allowance for loan losses of the Bank for the year ended December 31, 1998 and 1997 is as follows:

                                                           1998        1997
                                                         --------    --------
         Beginning Balance                               $     --    $     --
         Add - Provision for possible loan losses         195,000          --
                                                         --------    --------
           Subtotal                                       195,000          --
                                                         --------    --------
         Less:
           Loans charged off                                   --          --
           Recoveries on loans previously charged off          --          --
                                                         --------    --------
            Net loans charged off                              --          --
                                                         --------    --------
         Balance, end of year                            $195,000    $     --
                                                         ========    ========


D.       BANK PREMISES AND EQUIPMENT

         The following is a summary of asset classifications and depreciable lives for the Bank at December 31, 1998 and 1997:

                                                  Useful Lives
                                                    (Years)          1998          1997
                                                  ------------    ----------    ---------
         Land                                                     $  340,666    $ 340,666
         Banking house and improvements              8 - 40        1,164,418            -
         Equipment, furniture, and fixtures          5 - 10          501,148        4,500
         Construction in progress                                         -        54,743
                                                                  ----------    ---------
           Total                                                   2,006,232      399,909
         Less - accumulated depreciation                             (35,019)           -
                                                                  ----------    ---------
              Bank premises and equipment, net                    $1,971,213    $ 399,909
                                                                  ==========    =========


         Depreciation included in operating expenses amounted to $35,019 and $ -0- in 1998 and 1997, respectively.

         Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1998, pertaining to banking premises and equipment, future minimum rent commitments under various operating leases are as follows:

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------


         1999                                           $  3,274
         2000                                              3,602
         2001                                              3,961
         2002                                              4,357
         2003                                              4,793
           Thereafter                                     11,001
                                                        --------
            Total future minimum rent commitments       $ 30,988
                                                        ========


         The leases contain options to extend for periods from four to seven years. Total rent expense for the year ended December 31, 1998 amounted to $9,000.

E.       DEPOSITS

         The aggregate amount of time deposits exceeding $100,000 at December 31, 1998 and 1997 was $3,236,195 and $ -0-, respectively, and the Bank had liabilities in NOW accounts of $1,006,020 and $ -0- at December 31, 1998 and 1997, respectively.

         At December 31, 1998, the scheduled maturities of time deposits are as follows:

                  1999                        $  4,568,536
                  2000                           2,127,104
                  2001                             676,462
                  2002                              60,000
                  2003                             607,876
                  2004 and thereafter                    -
                                              ------------
                    Total time deposits       $  8,039,978
                                              ============

F.       SHORT-TERM BORROWINGS

         The Company had a line of credit with The Savannah Bank, N. A. for a total of $750,000 with interest at the prime rate as established by The Savannah Bank, N. A. At various times during the year, the subsidiary was advanced funds against this line as of December 31, 1998 and 1997 the balance was $-0- and $532,000, respectively.

         The Bank had a line of credit for federal funds purchased of $1,200,000 with a correspondent institution as of December 31, 1998. The Bank had not drawn from this line of credit during the year ended December 31, 1998.

G.       PROVISION FOR INCOME TAXES

         The provision for income taxes for the year ended December 31, 1998 and 1997 was computed as follows:

                                                               1998      1997
                                                              -------  --------
                  Current tax expense                          $   -    $    -
                  Deferred tax expense (benefit)                   -         -
                                                               -----    ------
                          Net provision for income taxes       $   -    $    -
                                                               =====    ======

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

     As of December 31, 1998, the Company has a net operating loss of approximately $333,770 for tax purposes, which will begin to expire in the year 2013. The Company has a deferred tax asset of approximately $206,970 and a corresponding valuation account of $206,970 resulting in a record net deferred tax asset of $-0-.

     Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:

                                                                  1998         1997
                                                               ---------      -------
         Tax on pretax income at statutory rate                $(176,909)     $    --
         Effect of unrealized net operating loss carryovers      113,482           --
         Non-deductible social club dues                           1,042           --
         Other permanent tax differences                          62,385           --
           Total                                               $      --      $    --
                                                               ---------      -------
         Net effective tax rate                                      0.0%         0.0%
                                                               =========      =======

         The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

                                                    1998        1997
                                                 ---------     -------
         Deferred Income Tax Asset :

           Provision for loan losses, net        $  62,691     $    --
           Organization costs                       53,809          --
           NOL carryover                           113,482          --
                                                 ---------     -------
             Total deferred income tax assets      229,982          --
                                                 ---------     -------
         Deferred Income Tax Liabilities -
           Depreciation                             23,012          --
                                                 ---------     -------

             Net deferred tax asset                206,970          --
             Less - valuation reserve             (206,970)         --
                                                 ---------     -------
              Recorded net deferred tax asset    $       -     $    --
                                                 =========     =======

H.       YEAR 2000 COMPLIANCE ISSUES

         The Bank is in the process of evaluating the potential effects of the Year 2000 problem on its operating and environmental systems. This potential problem exists due to many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millenium approaching, these computers will potentially recognize the year 2000 - "00" - as the year 1900, or just not be able to comprehend the date, thus, potentially affecting the accuracy of, or ability to, process any date sensitive functions.

         The Bank has adopted a plan for bringing its systems into compliance so that the potential problems should not occur.

I.       LIMITATION ON DIVIDENDS

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

         The Board of Directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank's regulatory agency if the following conditions are met:

         1) Total classified assets at the most recent examination of the bank do not exceed eighty (80) percent of equity capital.

         2) The aggregate amount of dividends declared in the calendar year does not exceed fifty (50) percent of the prior year's net income.

         3) The ratio of equity capital to adjusted total assets shall not be less than six (6) percent.

         As of December 31, 1998, the Bank could not pay dividends to the Company. Dividends paid by the Bank are the primary source of funds available to the Company. In addition to the above requirements, new banks are generally prevented from paying dividends until they are cumulatively profitable.

J.       FINANCIAL INSTRUMENTS

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheet. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in those particular financial instruments.

         The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         The Bank does require collateral or other security to support financial instruments with credit risk.

                                                                                          Contract Amount
                                                                                          ---------------
                  Financial instruments whose contract amounts represent credit risk:
                    Commitments to extend credit                                            $2,708,000
                    Standby letters of credit                                                        -
                                                                                            ----------
                     Total                                                                  $2,708,000
                                                                                            ==========


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year of the original

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

         commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

K.       COMMITMENTS AND CONTINGENCIES

         In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. None of these expenditures are in any way related to complying for the Year 2000.


L.       RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors. These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The following is a summary of activity during 1998 with respect to such loans to these individuals:

            Balances at December 31, 1997    $     --
              New loans                       964,000
              Repayments                           --
                                             --------
            Balances at December 31, 1998    $964,000
                                             ========

         The Bank also had deposits from these related parties of approximately $1,044,539 at December 31, 1998.

M.       DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

         Interest and Income Taxes - Cash paid during the years for interest and income taxes was as follows:

                                                           Period of April 3,
                                                            1997 (Date of
                                                            Inception) to
                                December 31, 1998           December 31, 1997
                                -----------------          ------------------
         Interest on deposits       $  100,355                 $   4,497
                                    ==========                 =========
         Income taxes, net          $        -                 $       -
                                    ==========                 =========

N.       CREDIT RISK CONCENTRATION

         The Bank grants agribusiness, commercial, and residential loans to its customers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the area's economic stability. The primary trade area for the Bank is generally that area within fifty miles in each direction of the Bank.

         The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

         The Bank maintains its cash balances in various financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $500,197 at December 31, 1998.

O.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of Bank's financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Bank, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination, or issuance.

         Cash and Short-Term Investments - For cash, due from banks, federal funds sold and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.

         Investment Securities Held to Maturity and Securities Available for Sale - Fair values for investment securities are based on quoted market prices.

         Loans and Mortgage Loans Held for Sale - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimated of fair value.

         Deposit Liabilities - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

         Federal Funds Purchased - The carrying value of federal funds purchased approximates their fair value.

         FHLB Advances - The fair value of the Bank's fixed rate borrowings are estimated using discounted cash flows, based on Bank's current incremental borrowing rates for similar types of borrowing arrangements.

         Long-Term Debt and Convertible Subordinated Debentures - Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

         Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written - Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.

         Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

         Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, brokerage network, deferred income taxes, premises and equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.







         The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 1998 are as follows:

P.       OPERATING EXPENSES

         Components of other operating expenses greater than 1% of total interest income and other income for the period ended December 31, 1998 is:

                                                             1998                          1997
                                                  -----------------------------    ------------------------
                                                   Carrying      Estimated Fair    Carrying  Estimated Fair
                                                    Amount            Value         Amount       Value
                                                  -----------    --------------    --------  --------------
         ASSETS:
           Cash and short-term investments        $ 5,523,185      $ 5,523,185      $3,158      $3,158
           Loans                                   12,922,815       12,937,219          --          --
         LIABILITY-
           Deposits                                15,752,457       15,769,498          --          --
         UNRECOGNIZED FINANCIAL INSTRUMENTS:
           Commitments to extend credit             2,708,000        2,708,000          --          --

Q.       REGULATORY MATTERS

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

         adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1998, the most recent notification from the State Department of Banking and Finance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


         The Bank's actual capital amounts and ratios are also presented in the Table.

                                                                                    To Be Well Capitalized
                                                                    For Capital     Under Prompt Corrective
                                                  Actual         Adequacy Purposes     Action Provisions
                                             -----------------   -----------------  -----------------------
                                              Amount    Ratio     Amount    Ratio    Amount         Ratio
                                             -------    ------   -------    ------  --------      ---------
         AS OF DECEMBER 31, 1998:
           Total Risk-Based Capital To
            Risk-Weighted Assets             4,638,000   14.5%   1,220,000 > 8.0%    1,525,000 >   10.0%
                                                                           -                   -
           Tier I Capital To
            Risk-Weighted Assets             4,443,000   13.1%     610,000 > 4.0%    9,148,000 >    6.0%
                                                                           -                   -

           Tier I Capital To
            Average Assets                   4,443,000    8.4%     669,000 > 4.0%      837,000 >    5.0%
                                                                           -                   -

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

R.       CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

         Condensed parent company financial information on Citizens Effingham Bancshares, Inc. at December 31, 1998 is as follows:

                                                                                 As of
         BALANCE SHEETS                                                      December 31,
                                                                                 1998
                                                                             ------------
           ASSETS:
            Cash in subsidiary                                               $     63,234
            Investment in subsidiary, at equity in underlying net assets        4,443,352
            Bank premises and equipment, net                                           --
            Accrued income and other assets                                            --
                                                                             ------------
              Total Assets                                                   $  4,506,586
                                                                             ============
           LIABILITIES:
            Other borrowed funds                                             $         --
            Accrued expenses and other liabilities                                     --
                                                                             ------------
              Total Liabilities                                                        --
                                                                             ------------

           SHAREHOLDERS' EQUITY:
            Common stock, $1 par value; authorized  20,000,000 shares,
              outstanding 512,000 shares                                          512,000
            Additional paid-in surplus                                          4,608,000
            Accumulated deficit                                                  (613,414)
            Accumulated other comprehensive income                                     --
                                                                             ------------
              Total shareholders' equity                                        4,506,586
                                                                             ------------
                Total Liabilities and Shareholders' Equity                   $  4,506,586
                                                                             ============

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------



                                                               Year Ended
STATEMENTS OF INCOME AND RETAINED EARNINGS                     December 31,
                                                                   1998
                                                               -----------
         REVENUES:
          Dividend from subsidiary                              $      --
                                                                ---------
         EXPENSES:
          Interest                                                     --
          Organization expense                                     48,480
          Salaries                                                     --
          Other                                                     8,286
                                                                ---------
            Total expenses                                         56,766
                                                                ---------
         LOSS BEFORE TAXES AND EQUITY INCOME OF SUBSIDIARY        (56,766)
          Add - Benefit of income taxes                                --
                                                                ---------
         LOSS BEFORE EQUITY INCOME OF SUBSIDIARY                  (56,766)
          Equity in undistributed income of subsidiary           (463,556)
                                                                ---------
         NET INCOME                                              (520,322)
         ACCUMULATED DEFICIT BEGINNING                            (93,092)
                                                                ---------
         ACCUMULATED DEFICIT ENDING                             $(613,414)
                                                                =========

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1998 AND PERIOD OF APRIL 3, 1997 (INCEPTION) TO DECEMBER 31, 1997
--------------------------------------------------------------------------------


                                                                                                For the Year Ended
         STATEMENTS OF CASH FLOWS                                                                  December 31,
                                                                                                       1998
                                                                                                -------------------
           CASH FLOWS FROM OPERATING ACTIVITIES:
            Net income                                                                             $  (520,322)
            Adjustments to reconcile net income to net cash provided by operating activities:
            Equity in undistributed income of subsidiary                                               463,556
            Net change in operating assets and liabilities:
              Accrued expenses and other liabilities                                                        --
                                                                                                   -----------
               Net cash used in operating activities                                                   (56,766)
                                                                                                   -----------
           CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                                            --
            Organization costs                                                                              --
                                                                                                   -----------
               Net cash used in investing activities                                                        --
                                                                                                   -----------
           CASH FLOWS FROM FINANCING ACTIVITIES:
            Proceeds from stock issuance                                                             5,120,000
            Initial capital injection to bank subsidiary                                            (5,000,000)
            Proceeds from issuance of debt                                                                  --
                                                                                                   -----------
               Net cash provided by investing activities                                               120,000
                                                                                                   -----------
           NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    63,234
           CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                   --
                                                                                                   -----------
           CASH AND CASH EQUIVALENTS AT END OF YEAR                                                $    63,234
                                                                                                   ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

The following table sets forth for each director of the Company (1) the person's name, (2) his or her age at December 31, 1998, and (3) his or her positions with the Company other than as a director and his or her other business experience for the past five years. All persons listed below have been directors of the Company since its incorporation in April 1997.

            NAME (AGE)                                      BUSINESS EXPERIENCE
            ----------                                      -------------------
       Harry H. Shearouse* (52)                 President, Chief Executive Officer of the Company
                                                and President of the Bank

       Jon G. Burns (46)                        Owner and Operator of B&S Feed and Farm Supply

       Charles E. Hartzog (62)                  Retired Banker

       Philip M. Heidt (50)                     Owner of Heidt Real Estate Services, Inc., which
                                                operates Century 21/Heidt Realty

       W. Harvey Kieffer (56)                   Owner and Operator of Kieffer Carter Construction, Inc.

       C. Murray Kight (66)                     Real Estate Developer

       Thomas C. Strickland, Jr. (56)           Owner and Operator of Strickland Funeral Home, Inc.
                                                and Real Estate Developer

       Mariben M. Thompson (58)                 Real Estate and Diversified Investor

       Thomas O. Triplett, Sr. (63)             Retired Banker and Former Legislator

       J. Terrell Webb (68)                     Retired Pharmacist

       H. Mitchell Weitman (52)                 Owner and Operator of Weitman Pharmacy, Inc.

       Wendel H. Wilson (54)                    Certified Public Accountant, Managing Partner of
                                                Wilson & Kessler, C.P.A.

--------------------

* Mr. Shearouse served as Vice President of First National Bank of Effingham from 1992 until 1997. Mr. Shearouse is also an executive officer of the Company.

The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table presents the total compensation of the Company paid during fiscal years 1998 and 1997 (since the Company's inception in April 1997) to its chief executive officer. No executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 1998 and 1997.


                                                  Annual Compensation                        Long-Term Compensation
                                   ------------------------------------------------ ---------------------------------------------
                                                                                             Awards              Payouts
                                                                                    ---------------------------------------------
                                                                          Other     Restricted                           All
                                                                          Annual      Stock      Options/   LTIP        Other
                                                 Salary        Bonus   Compensation   Awards      SARs     Payouts   Compensation
Name and Position                  Year            ($)          ($)        ($)         ($)        (#)       ($)          ($)
-----------------                  ----            ---          ---        ---         ---        ---       ---          ---
Harry H. Shearouse,                1998           88,333         --         --         --         --         --          --
President and Chief
Executive Officer                  1997*          63,333         --         --         --         --         --          --

--------------------
* From the Company's inception in April 1997.

COMPENSATION OF DIRECTORS AND OFFICERS

Effective February 12, 1997, the Company entered into an employment agreement with Mr. Shearouse. Under the terms of the employment agreement, Mr. Shearouse received a starting salary of $80,000 per year until the Company satisfied the conditions for releasing offering funds from the escrow account. After the Company broke escrow, Mr. Shearouse began receiving a salary of $90,000 per year. The term of the employment agreement is two years.

Officers and directors of the Company will not be separately compensated for their services to the Company until the Company earns a cumulative profit. Directors of the Bank will not be compensated for their services as directors until the Bank earns a cumulative profit.

OPTION GRANTS IN FISCAL YEAR 1998

The Company did not grant any options in fiscal year 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 23, 1999, by each director of the Company and all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in rules promulgated under the Securities Exchange Act of 1934, as amended. Under such rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose or to direct the disposition of such security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the record date.

                                      NUMBER               PERCENT
NAME AND ADDRESS                     OF SHARES            OF CLASS
----------------                     ---------            --------
(A)   DIRECTORS
Jon G. Burns
5829 Clyo Kildare Road
Newington, GA 30446                  20,000(1)             3.91%

Charles E. Hartzog
P. O. Box 433
Springfield, GA 31329                12,500                2.44%

Philip M. Heidt
2954 Springfield Egypt Road
Springfield, GA 31329                 8,350(2)             1.63%

W. Harvey Kieffer
308 Merion Road
Rincon, GA 31326                      7,500                1.46%

C. Murray Kight
P. O. Box 323
Springfield, GA 31329                20,000                3.91%

Harry H. Shearouse (3)
610 Stillwell Road
Springfield, GA 31329                10,000                1.95%

Thomas C. Strickland, Jr
P. O. Box 295
Springfield, GA 31329                16,850(4)             3.29%

Mariben M. Thompson
P. O. Box 129
Guyton, GA 31312                      5,000                0.98%

Thomas O. Triplett, Sr
400 Lake Tomacheechee Drive
Rincon, GA 31326                      5,000                0.98%

J. Terrell Webb
904 North Ash Street
Springfield, GA 31329                20,000                3.91%

                                      NUMBER               PERCENT
NAME AND ADDRESS                     OF SHARES            OF CLASS
----------------                     ---------            --------
H. Mitchell Weitman
P. O. Box 188
Springfield, GA 31329                 5,000                0.98%

Wendel H. Wilson
930 Old Dixie Highway
Springfield, GA 31329                10,000                1.95%

(B)   ALL DIRECTORS AND
EXECUTIVE OFFICERS, AS A GROUP
(12 PERSONS)                        140,200               27.38%

-------------------------

(1) Consists of (i) 15,000 shares owned directly by Mr. Burns and (ii) 5,000 shares owned by Mr. Burns' children as to which beneficial ownership is shared.

(2) Consists of (i) 7,500 shares owned directly by Mr. Heidt and (ii) 850 shares held by Mr. Heidt's spouse as to which beneficial ownership is shared.

(3)      Mr. Shearouse is the only executive officer of the Company.

(4) Consists of (i) 3,850 shares owned directly by Mr. Strickland, (ii) 6,950 shares held in an IRA account for the benefit of Mr. Strickland,
         (iii) 1,050 shares held in a profit sharing plan for the benefit of Mr. Strickland, (iv) 1,300 shares held by Mr. Strickland's spouse as to which beneficial ownership is shared, (v) 270 shares held in an IRA account for the benefit of Mr. Strickland's spouse as to which beneficial ownership is shared and (vi) 3,430 shares held in a profit sharing plan for the benefit of Mr. Strickland's spouse as to which beneficial ownership is shared.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company and the Bank have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships or other organizations in which such directors and officers have a controlling interest. Such transactions are on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank, and are on terms no less favorable than could be obtained from an unaffiliated third party and are approved by a majority of the directors, including a majority of the disinterested directors.

On August 7, 1997, Century 21 Heidt Realty, a Georgia General Partnership, comprised of directors Philip M. Heidt, W. Harvey Kieffer, C. Murray Kight and Thomas C. Strickland, Jr., entered into a contract with the Citizens Effingham Partnership (the predecessor to the Company) to sell the parcel of land upon which the Rincon branch is located. Two independent appraisals of the parcel, one by Coastal Area Appraisal Services dated June 23, 1997 and the other by Johnnie Ganem Realty & Appraisal Co. dated July 18, 1997, each valued the parcel at $225,000, the price for which the land was sold. Century 21 Heidt Realty made no real estate commission on the sale.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

       Exhibit
       Number                 Exhibit
       ------                 -------
         3.1      Articles of Incorporation.(1)

         3.2      Bylaws.(1)

         4.1      Instruments Defining the Rights of Security Holders. See
                  Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at
                  Exhibit 3.2 hereto.

         10.1     Lot/Land Purchase and Sale Agreement, dated as of July 8,
                  1997, between Citizens Effingham Partnership (predecessor to the Company) and 21 Center Partnership.(1)

         10.2     Land Sales Contract, dated June 25, 1997, among Citizens
                  Effingham Partnership (predecessor to the Company), Robert L.
                  Wiggins, Jr., Ira Keith Wiggins and W. H. Johnson. (1)

         10.3* Employment Agreement, dated as of February 12, 1997 among the organizers of the Company and Harry H. Shearouse.(2)

         21.1     Subsidiaries of Citizens Effingham Bancshares, Inc.

         24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

         27.1     Financial Data Schedule. (for SEC use only).

--------------------

         *        Compensatory plan or arrangement.

         (1) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

         (2) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(b)      Reports on Form 8-K filed in the fourth quarter of 1997: None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

                  The Company completed its initial offering of its common stock on March 13, 1998 pursuant to its Registration Statement on Form S-1, Registration No. 333-14355. The Company intends to hold its annual meeting of shareholders on May 11, 1999. The Company will file its Proxy Statement and Annual Report to Shareholders with the Securities and Exchange Commission on or before the date such items are mailed to shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CITIZENS EFFINGHAM BANCSHARES, INC.



                                    By:   /s/ Harry H. Shearouse
                                       -----------------------------------------
                                          Harry H. Shearouse
                                          President, Chairman of the Board,
                                          Treasurer and Director


                                    Date:   April 14, 1999
                                         ---------------------------------------



                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Harry H. Shearouse and Carolyn Williamson, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                               Title                            Date
      ---------                                               -----                            ----
/s/ Harry H. Shearouse                             President, Chairman of the            April 14, 1999
---------------------------------------------      Board, Treasurer and Director
Harry H. Shearouse                                 (Principal Executive Officer)



/s/ Carolyn B. Williamson                          Chief Financial Officer               April 14, 1999
---------------------------------------------      (Principal Financial and
Carolyn B. Williamson                              Accounting Officer)



/s/ Jon G. Burns                                   Director                              April 14, 1999
---------------------------------------------
Jon G. Burns


/s/ Charles E. Hartzog                             Director                              April 14, 1999
---------------------------------------------
Charles E. Hartzog


/s/ Philip M. Heidt                                Director                              April 14, 1999
---------------------------------------------
Philip M. Heidt


/s/ W. Harvey Kieffer                              Director                              April 14, 1999
---------------------------------------------
W. Harvey Kieffer


/s/ C. Murray Kight                                Director                              April 14, 1999
---------------------------------------------
C. Murray Kight


/s/ Thomas C. Strickland, Jr.                      Director                              April 14, 1999
---------------------------------------------
Thomas C. Strickland, Jr.


/s/ Mariben M. Thompson                            Director                              April 14, 1999
---------------------------------------------
Mariben M. Thompson


/s/ Thomas O. Triplett, Sr.                        Director                              April 14, 1999
---------------------------------------------
Thomas O. Triplett, Sr.


/s/ J. Terrell Webb                                Director                              April 14, 1999
---------------------------------------------
J. Terrell Webb

/s/ H. Mitchell Weitman                            Director                              April 14, 1999
---------------------------------------------
H. Mitchell Weitman


/s/ Wendel H. Wilson                               Director                              April 14, 1999
---------------------------------------------
Wendel H. Wilson

                                  EXHIBIT INDEX

Exhibit
Number               Exhibit
------               -------
3.1      Articles of Incorporation. (1)

3.2      Bylaws. (1)

4.1      Instruments Defining the Rights of Security Holders. See Articles of
         Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1 Lot/Land Purchase and Sale Agreement, dated as of July 8, 1997, between citizens Effingham Partnership (predecessor to the Company) and 21
         Center Partnership.(1)

10.2     Land Sales Contract, dated June 25, 1997, among Citizens Effingham
         Partnership (predecessor to the Company), Robert L. Wiggins, Jr., Ira
         Keith Wiggins and W. H. Johnson.(1)

10.3* Employment Agreement, dated as of February 12, 1997 among the organizers of the Company and Harry H. Shearouse. (2)

21.1     Subsidiaries of Citizens Effingham Bancshares, Inc.

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

27.1     Financial Data Schedule. (for SEC use only).

--------------------

*        Compensatory plan or arrangement.

(1) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.