Form 10KSB40/A
period 1998-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 1999-04-30
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
                  For fiscal year ended DECEMBER 31, 1998

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act
                  For the transition period from _________ to

Commission file number    333-07914
                          ---------

                      CITIZENS EFFINGHAM BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         GEORGIA                                                58-2357619
-------------------------------                             ----------------
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

Yes   X        No ________
   -------
Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB { X }

State issuer's revenues for its most fiscal year:   $487,769
                                                    --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $3,718,000 AS OF MARCH 31, 1999.
                                        -------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: COMMON STOCK $1 PAR VALUE, 512,000
SHARES OUTSTANDING AT MARCH 23, 1999       ----------------------------------
------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                               ----    ----

         PURSUANT TO THE INSTRUCTIONS TO FORM 10-KSB OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS, THE COMPANY IS AMENDING ITS FORM 10-KSB TO INCLUDE AS EXHIBITS 99.1 AND 99.2 THE PROXY STATEMENT AND ANNUAL REPORT TO SHAREHOLDERS

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)    Exhibits

        Exhibit
        Number                 Exhibit
        -------                -------

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

        10.3*       Employment Agreement, dated as of February 12, 1997 among the organizers of the Company and
                    Harry H. Shearouse.(2)

        21.1        Subsidiaries of Citizens Effingham Bancshares, Inc.(3)

        24.1        Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).(3)

        27.1        Financial Data Schedule. (3)

        99.1        Proxy Statement for Annual Meeting of Shareholders to be held May 18, 1999

        99.2        Annual Report to Shareholders for year ended December 31, 1998

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

        (3)       Previously filed with the Company's Annual Report on Form
                  10-KSB

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

                                          CITIZENS EFFINGHAM BANCSHARES, INC.



                                          By: /s/ Harry H. Shearouse
                                              ----------------------
                                              Harry H. Shearouse
                                              President, Chairman of the Board,
                                              Treasurer and Director


                                          Date:  April 29, 1999
                                                 --------------

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

      Signature                                    Title                                   Date
      ---------                                    -----                                   ----
/s/ Harry H. Shearouse                    President, Chairman of the                  April 29, 1999
--------------------------------          Board, Treasurer and Director
Harry H. Shearouse                        (Principal Executive Officer)


/s/ Carolyn B. Williamson*                Chief Financial Officer                     April 29, 1999
--------------------------------          (Principal Financial and
Carolyn B. Williamson                     Accounting Officer)


/s/ Jon G. Burns*                         Director                                    April 29, 1999
--------------------------------
Jon G. Burns


/s/ Charles E. Hartzog*                   Director                                    April 29, 1999
--------------------------------
Charles E. Hartzog


/s/ Philip M. Heidt*                      Director                                    April 29, 1999
--------------------------------
Philip M. Heidt


/s/ W. Harvey Kieffer*                    Director                                    April 29, 1999
--------------------------------
W. Harvey Kieffer


/s/ C. Murray Kight*                      Director                                    April 29, 1999
--------------------------------
C. Murray Kight


/s/ Thomas C. Strickland, Jr.*            Director                                    April 29, 1999
--------------------------------
Thomas C. Strickland, Jr.


/s/ Mariben M. Thompson*                  Director                                    April 29, 1999
--------------------------------
Mariben M. Thompson


/s/ Thomas O. Triplett, Sr.*              Director                                    April 29, 1999
--------------------------------
Thomas O. Triplett, Sr.


/s/ J. Terrell Webb*                      Director                                    April 29, 1999
--------------------------------
J. Terrell Webb

/s/ H. Mitchell Weitman*                  Director                                    April 29, 1999
--------------------------------
H. Mitchell Weitman


/s/ Wendel H. Wilson*                     Director                                    April 29, 1999
--------------------------------
Wendel H. Wilson


*By:  /s/ Harry H. Shearouse
    ----------------------------
       Harry H. Shearouse, as
       attorney-in-fact

                                  EXHIBIT INDEX

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

10.3* Employment Agreement, dated as of February 12, 1997 among the organizers of the Company and Harry H. Shearouse.(2)

21.1                Subsidiaries of Citizens Effingham Bancshares, Inc.(3)

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).(3)

27.1                Financial Data Schedule (for SEC use only).(3)

99.1 Proxy Statement for Annual Meeting of Shareholders to be held May 18, 1999

99.2                Annual Report to Shareholders for year ended December 31,
                    1998

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

(3)    Previously filed with the Company's Annual Report on Form 10-KSB