Form 10QSB
period 1999-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 1999-05-13
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

           For the quarterly period ended    March 31, 1999
                                          -----------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act

        For the transition period from _______________ to

Commission file number   333-07914
                       ------------

                      CITIZENS EFFINGHAM BANCSHARES, INC.
       ----------------------------------------------------------------
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

Yes    X        No
    -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 31, 1999


Transitional Small Business Disclosure Format (check one):

Yes _______  No     X
                  ------

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


           Consolidated Balance Sheets (unaudited) - March 31, 1999 and
           December 31, 1998.                                                                  2

           Consolidated Statements of Income (unaudited) - For the Three Months
           Ended March 31, 1999 and 1998.                                                      3

           Consolidated Statements of Cash Flows (unaudited) - For the Three Months
           Ended March 31, 1999 and 1998.                                                      4

           Notes to Consolidated Financial Statements (unaudited)                              5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               9

PART II:   OTHER INFORMATION                                                                   12

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                                           March 31,           December 31,
                                     ASSETS                                   1999                 1998
                                                                          ------------         ------------
Cash and due from banks                                                   $  1,023,110         $  1,283,185
Federal funds sold                                                           3,060,000            4,240,000
                                                                          ------------         ------------

     Total cash and cash equivalents                                         4,083,110            5,523,185
                                                                          ------------         ------------

Securities available for sale, at fair value                                 1,485,722                   --

Loans, net of unearned income                                               20,463,455           12,922,815
Less- allowance for loan losses                                               (305,000)            (195,000)
                                                                          ------------         ------------

     Loans, net                                                             20,158,455           12,727,815
                                                                          ------------         ------------

Bank premises and equipment, less accumulated depreciation                   1,981,172            1,971,213
Accrued interest receivable                                                    190,448                   --
Other assets and accrued income                                                 26,645              102,409
                                                                          ------------         ------------

       TOTAL ASSETS                                                       $ 27,925,552         $ 20,324,622
                                                                          ============         ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand                                             $  2,835,865         $  2,026,091
  Interest-bearing demand                                                   20,426,324           13,726,366
                                                                          ------------         ------------

     Total deposits                                                         23,262,189           15,752,457
Other liabilities and accrued expenses                                         271,976               65,579
                                                                          ------------         ------------

     Total liabilities                                                      23,534,165           15,818,036
                                                                          ------------         ------------

Shareholders' Equity
  Commom stock, $1 par value, authorized 20,000,000 shares, issued
     and outstanding 512,000 shares                                            512,000              512,000
  Paid-in capital surplus                                                    4,608,000            4,608,000
  Retained earnings (accumulated deficit)                                     (492,381)            (392,769)
  Deficit accumulated during development stage                                (220,645)            (220,645)
  Accumulated other comprehensive income                                       (15,587)                  --
                                                                          ------------         ------------
     Total shareholders' equity                                              4,391,387            4,506,586
                                                                          ------------         ------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 27,925,552         $ 20,324,622
                                                                          ============         ============

               CITZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

-------------------------------------------------------------------------------

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   1999              1998
                                                                ---------         ---------

INTEREST INCOME:
  Interest and fees on loans                                    $ 401,529         $      --
  Income on federal funds sold                                     41,198                --
  Interest on securities                                           11,838                --
                                                                ---------         ---------
     Total interest income                                        454,565                --
                                                                ---------         ---------
INTEREST EXPENSE:
  Interest on NOW and money market deposits                        56,911                --
  Interest on savings deposits                                      1,592                --
  Interest on time deposits                                       139,346                --
  Other interest expense                                               --            12,845
                                                                ---------         ---------
     Total interest expense                                       197,849            12,845
                                                                ---------         ---------
  Net interest income before loan losses                          256,716           (12,845)
  Less - provision for loan losses                                110,000                --
                                                                ---------         ---------
     Net interest income after provision for loan losses          146,716           (12,845)
                                                                ---------         ---------

OTHER OPERATING INCOME:

  Service charges on deposit accounts                              18,037                --
  Other service charges, commissions and fees                      14,432                --
  Other income                                                         20                --
                                                                ---------         ---------

     Total other operating income                                  32,489                --
                                                                ---------         ---------

OTHER OPERATING EXPENSE:

  Salaries                                                        128,365            25,426
  Employee benefits                                                20,279             6,181
  Net occupancy expenses                                           45,319                --
  Equipment rental and depreciation of equipment                   10,844             2,307
  Other expenses                                                   74,010             7,893
                                                                ---------         ---------
     Total other operating expenses                               278,817            41,807
                                                                ---------         ---------

INCOME BEFORE INCOME TAXES                                        (99,612)          (54,652)

  Income tax provision                                                 --                --
                                                                ---------         ---------

Net Income                                                      $ (99,612)        $ (54,652)
                                                                =========         =========

INCOME PER SHARE(*)                                             $   (0.19)        $   (0.11)
                                                                =========         =========

(*) Net Income (Loss) / weighted average outstanding shares of 512,000.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                 March 31,
                                                                            1999              1998
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $   (99,612)      $   (54,652)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                              110,000                --
    Depreciation                                                            25,146                --
    Changes in accrued income and other assets                            (106,656)               --
    Changes in accrued expenses and other liabilities                      206,396            12,845
                                                                       -----------       -----------
      Net cash provided by (used in) operating activities                  135,274           (41,807)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans made to customers                                 (7,540,639)               --
  Purchase of securities available for sale                             (1,509,337)               --
  Organization costs                                                            --           (37,495)
  Purchases of property and equipment                                      (35,105)          (75,260)
                                                                       -----------       -----------
      Net cash used in investing activities                             (9,085,081)         (112,755)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand and savings account                                 809,774                --
  Net change in other time deposits                                      6,699,958                --
  Proceeds from short-term borrowings and federal funds purchased               --           150,000
                                                                       -----------       -----------
      Net cash provided by financing activities                          7,509,732           150,000
                                                                       -----------       -----------

NET DECREASE IN  CASH AND CASH EQUIVALENTS                              (1,440,075)           (4,562)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             5,523,185             3,156
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 4,083,110       $    (1,406)
                                                                       ===========       ===========

SUPPLEMENT CASH FLOW INFORMATION:

Cash paid for interest                                                 $   100,355       $        --
                                                                       ===========       ===========

Cash paid for income taxes                                             $        --       $        --
                                                                       ===========       ===========

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
-------------------------------------------------------------------------------
(1)  BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(2)  NEW AND PENDING PRONOUNCEMENTS

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

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 131 specifies the presentation and disclosure of operating segment information reported in the annual report and interim reports issued to stockholders. The provisions of both statements will be effective for fiscal years beginning after December 15, 1997. The management of the Company believes that the adoption of these statements will not have a material impact on the Company's financial position, results of operations, or liquidity.

       During 1998, the Company adopted FASB Statement No. 130, "Reporting Comprehensive Income." The statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

       During the three months ended March 31, 1999, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1998 follows:

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
-------------------------------------------------------------------------------

         Accumulated other comprehensive income at December 31, 1998      $    --

         Other comprehensive income, net of tax:
          Change in unrealized gain (loss)
            on securities available for sale, net
            of deferred income tax benefit of $8,029                       15,587
          Less: Reclassification adjustment for (gains) losses
                realized in net income                                         --
                                                                          -------
                                                                           15,587
                                                                          -------

         Accumulated other comprehensive income at March 31, 1999         $15,587
                                                                          =======

(3)  SUPPLEMENTAL FINANCIAL DATA

       Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 1999 and 1998 are:


                                              Three Months Ended
                                                   March 31,
                                               1999       1998
                                             -------    -------
         Telephone and communications        $ 5,870    $    --


(4)  YEAR 2000 COMPLIANCE ISSUES

   The Company utilizes and depends on data processing systems and software to conduct its business. The approach of Year 2000 presents a problem because many older computers having been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millenium approaching, these computers will potentially recognize the year 2000 - "00" as the year 1900, or just not be able to comprehend the date, thus, potentially effecting the accuracy of, or ability to process any date sensitive functions.

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

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
-------------------------------------------------------------------------------

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


THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

   The Bank's costs for Year 2000 readiness were $-0- during 1998 and additional expenditures of $20,000 are anticipated during 1999. The majority of the Bank's costs for Year 2000 readiness are for outsourced Year 2000 project management. The Bank anticipates that there may be additional costs associated with the upgrade of yet untested software and hardware, however this amount has yet to be determined and will be directly related to results of testing to be performed. Management believes that due to the recent upgrades to their system, any additional costs of upgrading software and hardware that are incurred would have been incurred in the normal course of replacing equipment and technology updates and would not be significant or have a material impact on the Company's financial statements as a whole.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES

   There can be no assurance that all hardware and software that the Bank will use, or that the Bank's customers, vendors and utility companies will use, will be Year 2000 compliant. The Bank's customers, vendors and utility companies may be negatively affected by the Year 2000 issue, and any difficulties incurred by them in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Bank. The failure of the Bank's computer systems or other applications could have a material adverse effect on the Company's results of operations and financial condition.

  The most reasonably likely worst case Year 2000 scenario for the Bank appears to be one in which electrical service or phone service were disrupted to the community for an extended period of time. The most likely source of potential problems currently appears to be with the utility companies, with electrical service being the most critical of the utilities. The Bank cannot operate its systems without a continuous supply of electricity. The Bank recently requested and received information from its utility companies regarding their Year 2000 readiness. The City of Springfield and the Southern Company confirmed their Year 2000 readiness.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
-------------------------------------------------------------------------------

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

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                            MARCH 31, 1999 AND 1998

-------------------------------------------------------------------------------

INTERIM FINANCIAL CONDITION

   Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $27,925,552 as of March 31, 1999, compared to $20,324,622 at December 31, 1998.
The most significant change in the composition of assets was an increase in net loans from $12,727,815 to $20,158,455. There was also investments purchased during the first quarter whose market value total at March 31, 1999 was $1,485,722.

LIQUIDITY

   The Bank's liquid assets as a percentage of total deposits were 17.5% at March 31, 1999, compared to 35.1% at December 31, 1998. The Company has approximately $1,200,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 1999. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

   The capital of the Company totaled $4,391,387 as of March 31, 1999. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 18.1% at March 31, 1999, compared to 26.5% at December 31, 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 1999, the Bank had a risk-weighted total capital ratio of 19.5%, compared to 30.4% at December 31, 1998, and a Tier I risk-weighted capital ratio of 20.7 %, compared to 29.1% at December 31, 1998. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY

   As of March 31, 1999 there were no nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due. Also there were no related party loans which were considered nonperforming at March 31, 1999.

   The allowance for loan losses totaled $305,000 at March 31, 1999, an increase of $110,000 from December 31, 1998. The allowance for loan losses represented 1.5% and 1.5% of total loans at March 31, 1999 and December 31, 1998, respectively. An analysis of the allowance for loan losses since December 31, 1998 follows:

            CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
             FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                          MARCH 31, 1999 AND 1998

-------------------------------------------------------------------------------

         Allowance for loan losses at December 31, 1998      $195,000

         Charge-offs:
             Commercial                                            --
             Real Estate                                           --
                                                             --------
             Installment                                           --
                                                             --------

               Total                                               --

         Recoveries:
             Commercial                                            --
             Real Estate                                           --
             Installment                                           --
                                                             --------

               Total                                               --
                                                             --------

         Provision charged to income                          110,000
                                                             --------

         Allowance for loan losses at March 31, 1999         $305,000
                                                             ========


   The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

   The Bank was most recently examined by its primary regulatory authority in January 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES

   At March 31, 1999, the Bank had $1,485,722 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $15,587 on March 31, 1999. During the period ended March 31, 1999, there were no maturities and calls of investment.

            CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS
             FOR EACH OF THE THREE MONTHS IN THE PERIOD ENDED
                          MARCH 31, 1999 AND 1998

-------------------------------------------------------------------------------


RESULTS OF OPERATIONS

     Since the Company did not begin operations until September 1998, any comparison to prior year would not be meaningful. Net interest income for the first three months of 1999 was $146,716. Interest income for the first three months of 1999 was $454,565. Interest expense for the first three months of 1999 was $185,004. The increase in interest expense is primarily due to an increase in interest bearing deposits when the Company opened for operations.

   Amounts charged to expense related to the allowance for loan losses for the first three months of 1999 was $110,000.

   Other operating income for the first three months of 1999 was $32,489. This consisted primarily of service charges on deposit accounts amounting to $18,037 for the first three months.

   Other operating expenses for the first three months of 1999 were $278,817. This consisted primarily of employee salaries amounting to $128,365 for the first three months of 1999.

                      CITIZENS EFFINGHAM BANCSHARES, INC.
                                 AND SUBSIDIARY

-------------------------------------------------------------------------------


PART II: OTHER INFORMATION:
Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a)      Not Applicable
     (b)      Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
   A.Exhibits - 27.1 Financial Data Schedule (for SEC use only)
   B. There have been no reports filed on form 8-K for the three months ended March 31, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.


/s/ Harry H. Shearouse
--------------------------------------
Harry H. Shearouse
President / Chief Executive Officer


Date:  April 21, 1999