Form 10QSB
period 1999-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 1999-08-11
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1999

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act
               For the transition period from _________ to __________

Commission file number  333-07914
                       ----------

                      CITIZENS EFFINGHAM BANCSHARES, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

        GEORGIA                                              58-2357619
----------------------------                                 ----------
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

Yes  [X]        No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at June 30, 1999

Transitional Small Business Disclosure Format (check one):

 Yes  [ ]       No  [X]

                      Citizens Effingham Bancshares, Inc.
                                 and Subsidiary

                                     INDEX

PART I:    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS



The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

                                                                                         PAGE

           Consolidated Balance Sheets (unaudited) - June 30, 1999 and
           December 31, 1998.                                                             2

           Consolidated Statements of Income (unaudited) - For the Six Months
           Ended June 30, 1999 and 1998 and For the Three Months Ended                    3
           June 30, 1999 and 1998

           Consolidated Statements of Cash Flows (unaudited) - For the Six Months
           Ended June 30, 1999 and 1998.                                                  4

           Notes to Consolidated Financial Statements (unaudited)                         5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                          9

PART II:   OTHER INFORMATION                                                             12

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                 CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1999 AND DECEMBER 31, 1998
                                     (UNAUDITED)

                                                                                          June 30,             December 31,
                                       ASSETS                                              1999                   1998
                                                                                       --------------         --------------

Cash and due from banks                                                                $    1,676,025         $    1,283,185
Federal funds sold                                                                          4,310,000              4,240,000
                                                                                       --------------         --------------
     Total cash and cash equivalents                                                        5,986,025              5,523,185
                                                                                       --------------         --------------
Securities available for sale, at fair value                                                1,461,708                     --
Loans, net of unearned income                                                              24,544,806             12,922,815
Less- allowance for loan losses                                                              (363,425)              (195,000)
                                                                                       --------------         --------------
     Loans, net                                                                            24,181,381             12,727,815
                                                                                       --------------         --------------
Bank premises and equipment, less accumulated depreciation                                  1,961,199              1,971,213
Accrued interest receivable                                                                   222,184                     --
Other assets and accrued income                                                                30,744                102,409
                                                                                       --------------         --------------
     TOTAL ASSETS                                                                      $   33,843,241         $   20,324,622
                                                                                       ==============         ==============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand                                                          $    3,794,375         $    2,026,091
  Interest-bearing demand                                                                  25,528,614             13,726,366
                                                                                       --------------         --------------
     Total deposits                                                                        29,322,989             15,752,457
Other liabilities and accrued expenses                                                        173,911                 65,579
                                                                                       --------------         --------------
     Total liabilities                                                                     29,496,900             15,818,036
                                                                                       --------------         --------------
Shareholders' Equity
  Common stock, $1 par value, authorized 20,000,000 shares, issued
     and outstanding 512,000 shares                                                           512,000                512,000
  Paid-in capital surplus                                                                   4,608,000              4,608,000
  Retained earnings (accumulated deficit)                                                    (522,272)              (392,769)
  Deficit accumulated during development stage                                               (220,645)              (220,645)
  Accumulated other comprehensive income                                                      (30,742)                    --
                                                                                       --------------         --------------
     Total shareholders' equity                                                             4,346,341              4,506,586
                                                                                       --------------         --------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   33,843,241         $   20,324,622
                                                                                       ==============         ==============

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
              AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                          June 30,
                                                                     1999            1998               1999           1998
                                                                  ----------      ----------         ----------      ----------

INTEREST INCOME:
    Interest and fees on loans                                    $  541,991      $       --         $  943,520      $       --
    Income on federal funds sold                                      45,276              --             86,474              --
    Interest on securities                                            19,569              --             31,407              --
                                                                  ----------      ----------         ----------      ----------
         Total interest income                                       606,836              --          1,061,401              --
                                                                  ----------      ----------         ----------      ----------
INTEREST EXPENSE:
    Interest on NOW and money market deposits                         78,693              --            135,604              --
    Interest on savings deposits                                       2,259              --              3,851              --
    Interest on time deposits                                        188,580              --            327,926              --
    Other interest expense                                                --              --                 --          15,888
                                                                  ----------      ----------         ----------      ----------
         Total interest expense                                      269,532              --            467,381          15,888
                                                                  ----------      ----------         ----------      ----------
    Net interest income before loan losses                           337,304              --            594,020         (15,888)
    Less - provision for loan losses                                  60,000              --            170,000              --
                                                                  ----------      ----------         ----------      ----------
         Net interest income after provision for loan losses         277,304              --            424,020         (15,888)
                                                                  ----------      ----------         ----------      ----------
OTHER OPERATING INCOME:
    Service charges on deposit accounts                               29,949              --             47,986              --
    Other service charges, commissions and fees                        8,982              --             23,414              --
    Other income                                                       4,607              --              4,627              --
                                                                  ----------      ----------         ----------      ----------
         Total other operating income                                 43,538              --             76,027              --
                                                                  ----------      ----------         ----------      ----------
OTHER OPERATING EXPENSE:
    Salaries                                                         137,555          56,248            265,920          81,674
    Employee benefits                                                 22,378           3,486             42,657           9,667
    Net occupancy expenses                                            36,571              --             81,890              --
    Equipment rental and depreciation of equipment                    12,336           2,408             23,180           4,715
    Other expenses                                                   141,914          11,142            215,924          19,034
                                                                  ----------      ----------         ----------      ----------
         Total other operating expenses                              350,754          73,284            629,571         115,090
                                                                  ----------      ----------         ----------      ----------
INCOME BEFORE INCOME TAXES                                           (29,912)        (73,284)          (129,524)       (130,978)
    Income tax provision                                                  --              --                 --              --
                                                                  ----------      ----------         ----------      ----------
NET INCOME                                                        $  (29,912)     $  (73,284)        $ (129,524)     $ (130,978)
                                                                  ==========      ==========         ==========      ==========

INCOME PER SHARE*                                                 $    (0.06)     $    (0.14)        $    (0.25)     $    (0.26)
                                                                  ==========      ==========         ==========      ==========

 * Net Income (Loss)/weighted average outstanding shares of 512,000.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (UNAUDITED)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                               1999                 1998
                                                                           ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $   (129,524)        $   (130,978)
    Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                              170,000                   --
         Depreciation                                                            60,525                   --
         Changes in accrued income and other assets                            (134,684)                  --
         Changes in accrued expenses and other liabilities                      108,332               15,573
                                                                           ------------         ------------
              Net cash provided by (used in) operating activities                74,649             (115,405)
                                                                           ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net change in loans made to customers                                   (11,623,566)                  --
    Purchase of securities available for sale                                (1,508,284)                  --
    Organization costs                                                               --              (37,495)
    Purchases of property and equipment                                         (50,511)            (451,733)
                                                                           ------------         ------------
              Net cash used in investing activities                         (13,182,361)            (489,228)
                                                                           ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net change in demand and savings account                                  1,768,304                   --
    Net change in other time deposits                                        11,802,248                   --
    Proceeds from common stock subscribed                                            --            1,109,807
    Proceeds from short-term borrowings and federal funds purchased                  --             (510,000)
                                                                           ------------         ------------
              Net cash provided by financing activities                      13,570,552              599,807
                                                                           ------------         ------------
NET DECREASE IN  CASH AND CASH EQUIVALENTS                                      462,840               (4,826)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  5,523,185                3,156
                                                                           ------------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  5,986,025         $     (1,670)
                                                                           ============         ============

SUPPLEMENT CASH FLOW INFORMATION:

Cash paid for interest                                                     $    372,506         $         --
                                                                           ============         ============

Cash paid for income taxes                                                 $         --         $         --
                                                                           ============         ============

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



(1)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

                  During the six months ended June 30, 1999, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1998 follows:

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



         Accumulated other comprehensive income at December 31, 1998        $    --

         Other comprehensive income, net of tax:
         Change in unrealized gain (loss)
         on securities available for sale, net
         of deferred income tax benefit of $15,837                           30,742
         Less: Reclassification adjustment for (gains) losses
         realized in net income                                                  --
                                                                            -------
                                                                             30,742
                                                                            -------

         Accumulated other comprehensive income at June 30, 1999            $30,742
                                                                            =======

(3)      SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 1999 and 1998 are:

                                                       Three Months Ended
                                                             June 30,
                                                     1999                 1998
                                                  -----------         -----------

         Telephone and communications             $    13,781         $        --

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

         The Bank has defined the Year 2000 problem and has established a Year 2000 Committee. The Year 2000 Committee has developed a Policy Directive and established an overall strategy and initial project plan. The Year 2000 Committee holds regular meetings and reports to the Board of Directors on a monthly basis on the progress of the Year 2000 plan.

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



         Through a third party vendor, Compunet, Inc., the Bank has identified Year 2000 vulnerable hardware and software and completed testing on its personal computers. In addition, all forms have been reviewed to determine if they are Year 2000 ready and updated as necessary.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

         The Bank's costs for Year 2000 readiness were $-0- during 1998 and additional expenditures of $20,000 are anticipated during 1999. As of June 30, 1999 the Bank has spent $14,149 on Year 2000 readiness. The majority of the Bank's costs for Year 2000 readiness are for outsourced Year 2000 project management. The Bank anticipates that there may be additional costs associated with Year 2000 readiness, however this amount has yet to be determined and will be directly related to results of testing to be performed. Management believes that due to the recent upgrades to their system, any additional costs of upgrading software and hardware that are incurred would have been incurred in the normal course of replacing equipment and technology updates and would not be significant or have a material impact on the Company's financial statements as a whole.

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

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)



critical of the utilities. The Bank cannot operate its systems without a continuous supply of electricity. The Bank recently requested and received information from its utility companies regarding their Year 2000 readiness. The City of Springfield and the Southern Company confirmed their Year 2000 readiness.

THE COMPANY'S CONTINGENCY PLANS

         The Bank has completed and the Board of Directors has approved its Year 2000 Contingency/Business Resumption Plan (the "Contingency Plan"). The implementation involves contacting the vendors for possible alternatives to items that may be determined not to be Year 2000 compliant as well as interruption in telephone, electrical and other utility services. The Bank is requiring certification of Year 2000 compliance from contingency (backup) vendors as well as the ability to immediately convert to their systems. The contingency plan also addresses alternative testing procedures and the interrelation of different items and modules of the Bank's system.

         The Contingency/Business Resumption Plan is designed to achieve a level of emergency preparedness that is broad in its scope, encompassing the risk of loss or business disruption resulting from unexpected events ranging from equipment failure to natural disasters. It is designed to enable management continuity, designate alternative facilities, provide for alternative administrative, communication and data processing support, establish policies for data backup, record retention and retrieval, reinforce security policies, and establish organizational responsibility.

         The outline of the Contingency/Business Resumption Plan includes power outages, cash and tellers, customer service, loans, operations, primary and secondary liquidity and security issues. The focus of the Contingency Plan is to give direction to employees in each area of the Bank on how to perform their duties during 1999 in the event of possible disruption to normal operations resulting from Year 2000 issues as well as other possible disruptions. A particular emphasis of the Contingency Plan is to educate and inform employees and customers about Year 2000 readiness.

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

         The Bank has also completed and the Board of Directors has approved a Liquidity Plan. The Bank has obtained a line of credit from the Bankers Bank in Atlanta, Georgia and is in the process of obtaining a line of credit from Compass Bank in Birmingham, Alabama. Also the Bank is in the process of completing the application to establish limits to borrow funds from the Federal Reserve Bank of Atlanta discount window.

               Citizens Effingham Bancshares, Inc. and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 1999 and 1998



INTERIM FINANCIAL CONDITION

         Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $33,843,241 as of June 30, 1999, compared to $20,324,622 at December 31, 1998. The most significant change in the composition of assets was an increase in net loans from $12,727,815 to $24,181,381. There was also investments purchased during the first quarter whose market value total at June 30, 1999 was $1,461,708.

LIQUIDITY

         The Bank's liquid assets as a percentage of total deposits were 20.4% at June 30, 1999, compared to 35.1% at December 31, 1998. The Company has approximately $1,200,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 1999. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

         The capital of the Company totaled $4,346,341 as of June 30, 1999. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 14.0% at June 30, 1999, compared to 26.5% at December 31, 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 1999, the Bank had a risk-weighted total capital ratio of 17.4%, compared to 30.4% at December 31, 1998, and a Tier I risk-weighted capital ratio of 16.3 %, compared to 29.1% at December 31, 1998. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY

         As of June 30, 1999 there were no nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due. Also there were no related party loans which were considered nonperforming at June 30, 1999.

         The allowance for loan losses totaled $363,425 at June 30, 1999, an increase of $110,000 from December 31, 1998. The allowance for loan losses represented 1.5% and 1.5% of total loans at June 30, 1999 and December 31, 1998, respectively. An analysis of the allowance for loan losses since December 31, 1998 follows:

               Citizens Effingham Bancshares, Inc. and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 1999 and 1998



         Allowance for loan losses at December 31, 1998                     $195,000

         Charge-offs:
              Commercial                                                          --
              Real Estate                                                         --
              Installment                                                      1,575
                                                                            --------

                 Total                                                         1,575
                                                                            --------
         Recoveries:
              Commercial                                                          --
              Real Estate                                                         --
              Installment                                                         --
                                                                            --------

                 Total                                                            --
                                                                            --------

         Provision charged to income                                         170,000
                                                                            --------

         Allowance for loan losses at June 30, 1999                         $363,425
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

         The Bank was most recently examined by its primary regulatory authority in February 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES

         At June 30, 1999, the Bank had $1,461,708 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $30,742 on June 30, 1999. During the period ended June 30, 1999, there were no maturities and calls of investment.

               Citizens Effingham Bancshares, Inc. and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 1999 and 1998



RESULTS OF OPERATIONS

         Since the Company did not begin operations until September 1998, any comparison to prior year would not be meaningful. Net interest income for the second quarter of 1999 was $277,304. Interest income for the second quarter of 1999 was $606,836. Interest expense for the second quarter of 1999 was $269,532. The increase in interest expense is primarily due to an increase in interest bearing deposits when the Company opened for operations.

         Amounts charged to expense related to the allowance for loan losses for the second three months of 1999 was $60,000.

         Other operating income for the second quarter of 1999 was $43,558. This consisted primarily of service charges on deposit accounts amounting to $29,949.

         Other operating expenses for the second quarter of 1999 were $350,754. This consisted primarily of employee salaries amounting to $163,970.

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

Item 2.  Changes in Securities
    (a)  Not Applicable
    (b)  Not Applicable

Item 3.  Defaults Upon Senior Securities
    Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders
         There were no matters submitted to security holders for a vote during the six months ended June 30, 1999.

Item 5.  Other Information
    None

Item 6.  Exhibits and Reports on Form 8-K.
    A.   Exhibits - 27.1 Financial Data Schedule
    B. There have been no reports filed on form 8-K for the six months ended June 30, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Citizens Effingham Bancshares, Inc.



/s/ Harry H. Shearouse
-------------------------------------
Harry H. Shearouse
President/Chief Executive Officer


Date:  August 3, 1999