Form 10QSB
period 1999-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 1999-11-12
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended      September 30, 1999
                                          --------------------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
           For the transition period from                    to
                                          -----------------
Commission file number     333-07914
                       -----------------
                      CITIZENS EFFINGHAM BANCSHARES, INC.
                      -----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        GEORGIA                                                   58-2357619
        -------                                                   ----------
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

Yes [X]    No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par
                                                             -------------------
value, 512,000 shares outstanding at September 30, 1999
-------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

 Yes  [ ]     No  [X]

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary

                                      INDEX

PART I:    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS                                                                PAGE


The following financial statements are provided for Citizens Effingham
Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.
           Consolidated Balance Sheets (unaudited) - September 30, 1999 and
           December 31, 1998.                                                                  2

           Consolidated Statements of Income (unaudited) - For the Nine Months
           Ended September 30, 1999 and 1998 and For the Three Months Ended                    3
           September 30, 1999 and 1998

           Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
           Ended September 30, 1999 and 1998.                                                  4

           Notes to Consolidated Financial Statements (unaudited)                              5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               9

PART II:   OTHER INFORMATION                                                                   12

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                  (UNAUDITED)

========================================================================================================



                                                                        September 30,       December 31,
                                       ASSETS                             1999                1998
                                                                        -------------      ------------
Cash and due from banks                                                 $  1,768,258       $  1,283,185
Federal funds sold                                                         3,040,000          4,240,000
                                                                        ------------       ------------
     Total cash and cash equivalents                                       4,808,258          5,523,185
                                                                        ------------       ------------
Securities available for sale, at fair value                               2,643,401                  -
Loans, net of unearned income                                             28,891,259         12,922,815
Less- allowance for loan losses                                             (418,425)          (195,000)
                                                                        ------------       ------------
     Loans, net                                                           28,472,834         12,727,815
                                                                        ------------       ------------
Bank premises and equipment, less accumulated depreciation                 1,936,311          1,971,213
Accrued interest receivable                                                  336,083                  -
Other assets and accrued income                                               41,343            102,409
                                                                        ------------       ------------
     TOTAL ASSETS                                                       $ 38,238,230       $ 20,324,622
                                                                        ============       ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand                                           $  4,039,512       $  2,026,091
  Interest-bearing demand                                                 29,482,832         13,726,366
                                                                        ------------       ------------
     Total deposits                                                       33,522,344         15,752,457
Other liabilities and accrued expenses                                       235,614             65,579
                                                                        ------------       ------------
     Total liabilities                                                    33,757,958         15,818,036
                                                                        ------------       ------------
Shareholders' Equity
  Common stock, $1 par value, authorized 20,000,000 shares, issued
    and outstanding 512,000 shares                                           512,000            512,000
Paid-in capital surplus                                                    4,608,000          4,608,000
Retained earnings (accumulated deficit)                                     (386,786)          (392,769)
Deficit accumulated during development stage                                (220,645)          (220,645)
Accumulated other comprehensive income                                       (32,297)                 -
                                                                        ------------       ------------
  Total shareholders' equity                                               4,480,272          4,506,586
                                                                        ------------       ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 38,238,230       $ 20,324,622
                                                                        ============       ============

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
           AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

=======================================================================================================================



                                                                 Three Months Ended              Nine Months Ended
                                                                     September 30,                 September 30,
                                                                  1999         1998            1999            1998
                                                               --------      ---------       ---------       ---------
 INTEREST INCOME:
   Interest and fees on loans                                  $673,939      $  17,616       $1,617,459      $  17,616
   Income on federal funds sold                                  54,868         16,850          141,342         16,850
   Interest on securities                                        30,889              -           62,296              -
   Interest on offering                                               -        131,471                -        131,471
                                                               --------      ---------       ----------      ---------
      Total interest income                                     759,696        165,937        1,821,097        165,937
                                                               --------      ---------       ----------      ---------
INTEREST EXPENSE:

   Interest on NOW and money market deposits                     92,467          2,930          228,071          2,930
   Interest on savings deposits                                   3,591             80            7,442             80
   Interest on time deposits                                    232,183          7,934          560,109          7,934
   Other interest expense                                             -            851                -         16,739
                                                               --------      ---------       ----------      ---------
      Total interest expense                                    328,241         11,795          795,622         27,683
                                                               --------      ---------       ----------      ---------
Net interest income before loan losses                          431,455        154,142        1,025,475        138,254
Less - provision for loan losses                                 55,000         15,000          225,000         15,000
                                                               --------      ---------       ----------      ---------
      Net interest income after provision for loan losses       376,455        139,142          800,475        123,254
                                                               ========      =========       ==========      =========
OTHER OPERATING INCOME:

   Service charges on deposit accounts                           35,999             10           83,985             10
   Other service charges, commissions and fees                   11,379            185           34,793            185
   Other income                                                   3,078              -            7,705              -
                                                               --------      ---------       ----------      ---------
      Total other operating income                               50,456            195          126,483            195
                                                               --------      ---------       ----------      ---------
OTHER OPERATING EXPENSE:

   Salaries                                                     140,659         89,307          406,579        170,981
   Employee benefits                                             21,554          1,119           64,211         11,204
   Net occupancy expenses                                        46,930          3,151          128,820         11,519
   Equipment rental and depreciation of equipment                13,869            388           37,049            388
   Other expenses                                                68,412         64,405          284,336        124,514
                                                               --------      ---------       ----------      ---------
      Total other operating expenses                            291,424        158,370          920,995        318,606
                                                               ========      =========       ==========      =========
INCOME BEFORE INCOME TAXES                                      135,487        (19,033)           5,963       (195,157)
   Income tax provision                                               -              -                -              -
                                                               --------      ---------       ----------      ---------
NET INCOME                                                     $135,487      $ (19,033)      $    5,963      $(195,157)
                                                               ========      =========       ==========      =========

INCOME PER SHARE                                               $   0.26      $   (0.04)      $     0.01      $   (0.38)
                                                               ========      =========       ==========      =========


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

=================================================================================================
                                                                        Nine Months Ended
                                                                          September 30,
                                                                     1999             1998
                                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $      5,963       $   (195,157)
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Provision for loan losses                                        225,000             15,000
     Depreciation                                                      91,393                  -
     Changes in accrued income and other assets                      (258,379)             4,118
     Changes in accrued expenses and other liabilities                170,035             18,779
                                                                 ------------       ------------
        Net cash provided by (used in) operating activities           234,012           (157,260)
                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Net change in loans made to customers                          (15,970,019)        (2,547,830)
   Purchase of securities available for sale                       (2,692,336)                 -
   Organization costs                                                       -                  -
   Purchases of property and equipment                                (56,491)        (1,117,633)
                                                                 ------------       ------------
        Net cash used in investing activities                     (18,718,846)        (3,665,463)
                                                                 ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings account                         2,013,441          2,844,998
   Net change in other time deposits                               15,756,466          3,021,193
   Proceeds from short-term borrowings                                      -            160,000
   Payments from short-term borrowings                                                  (692,500)
   Proceeds from sale of common stock                                       -          5,120,000
                                                                 ------------       ------------
        Net cash provided by financing activities                  17,769,907         10,453,691
                                                                 ------------       ------------
NET DECREASE IN  CASH AND CASH EQUIVALENTS                           (714,927)         6,630,968

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        5,523,185              3,158
                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  4,808,258       $  6,634,126
                                                                 ============       ============

SUPPLEMENT CASH FLOW INFORMATION:

Cash paid for interest                                           $    654,625       $     21,271
                                                                 ============       ============

Cash paid for income taxes                                       $          -       $          -
                                                                 ============       ============

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

==============================================================================

(1)  BASIS OF PRESENTATION

       The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

(2)  NEW AND PENDING PRONOUNCEMENTS

        Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." Under SFAS 130, a company is required to show changes in assets and liabilities in a new comprehensive income statement or alternative presentation, as opposed to showing some of the items as transactions in shareholders' equity accounts. Since SFAS 130 solely relates to display and disclosure requirements, it had no effect on the Company's financial results.

       Effective December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the disclosure of segment information about services, geographic areas, and major customers. The Company acts as an independent community financial services provider and offers traditional banking services to individual, commercial, and government customers. Because management of the Company views and operates the Bank as one versus multiple segments, no segmentation of bank operations between services, types of customers and market areas is provided.

       Effective January 1, 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position 98-5 (SOP 98-5), "Reporting the Costs of Start-Up Activities." SOP 98-5 applies to all nongovernmental entities and requires that costs of start-up activities and organization costs be expensed as incurred.

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 (SFAS 133) "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. Under SFAS 133, a company will recognize all free-standing derivative instruments in the statement of financial position as either assets or liabilities and will measure them at fair value. The difference between a derivative's previous carrying amount and its fair value shall be reported as a transition adjustment presented in net income or other comprehensive income, as appropriate, in a manner similar to the cumulative effect of a change in accounting principle. This statement, also determines the accounting for the change in fair value of a derivative, depending on the intended use of the derivative and resulting designation. The adoption of SFAS 133 is not expected to have a significant impact on the consolidated financial condition or results of operations of the Company.

       During the nine months ended September 30, 1999, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1998 follows:

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


=======================================================================================




Accumulated other comprehensive income at December 31, 1998                   $       -

Other comprehensive income, net of tax:
 Change in unrealized gain (loss)
  on securities available for sale, net
  of deferred income tax benefit of $16,638                                      32,297
 Less: Reclassification adjustment for (gains) losses
       realized in net income                                                         -
                                                                              ---------
                                                                                 32,297
                                                                              ---------
Accumulated other comprehensive income at September 30, 1999                  $  32,297
                                                                              =========




(3)  SUPPLEMENTAL FINANCIAL DATA

       Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 1999 and 1998 are:



                                            1999             1998
                                         -----------      ---------
Supplies/Printing/Postage                $    37,364      $  15,755
Telephone and Communications             $    19,728              -
Advertising                                        -      $   4,331
Legal Fees                               $    33,922      $      -
Audit Fees                               $    21,972      $      -




(4)  YEAR 2000 COMPLIANCE ISSUES

   The Company utilizes and depends on data processing systems and software to conduct its business. The approach of Year 2000 presents a problem because many older computers have been programmed to recognize only the last two digits of a year i.e., "98" is for the year 1998. Accordingly, with the new millenium approaching, these computers will potentially recognize the year 2000 - "00" as the year 1900, or just not be able to comprehend the date, thus, potentially effecting the accuracy of, or ability to process any date sensitive functions.

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

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
================================================================================

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


THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

   The Bank's costs for Year 2000 readiness were $-0- during 1998. As of September 30, 1999 the Bank has spent $14,486 on Year 2000 readiness. The majority of the Bank's costs for Year 2000 readiness are for outsourced Year 2000 project management. The Bank anticipates that there may be additional costs associated with Year 2000 readiness, however this amount has yet to be determined and will be directly related to results of testing to be performed. Management believes that due to the recent upgrades to their system, any additional costs of upgrading software and hardware that are incurred would have been incurred in the normal course of replacing equipment and technology updates and would not be significant or have a material impact on the Company's financial statements as a whole.

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

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
================================================================================

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

  The Bank has also completed and the Board of Directors has approved a Liquidity Plan. The Bank has obtained a line of credit from the Bankers Bank in Atlanta, Georgia and from the Compass Bank in Birmingham, Alabama. The Bank has completed and been approved to borrow funds from the Federal Reserve Bank of Atlanta discount window.

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Nine Months in the Period Ended
                           September 30, 1999 and 1998

================================================================================

INTERIM FINANCIAL CONDITION

   Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $38,238,230 as of September 30, 1999, compared to $20,324,622 at December 31, 1998. The most significant change in the composition of assets was an increase in net loans from $12,727,815 to $28,472,834. There were also investments purchased during 1999 whose market value total at September 30, 1999 was $2,643,401.

LIQUIDITY

   The Bank's liquid assets as a percentage of total deposits were 14.3% at September 30, 1999, compared to 35.1% at December 31, 1998. The Company has approximately $1,200,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 1999. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

   The capital of the Company totaled $4,480,272 as of September 30, 1999. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 12.3% at September 30, 1999, compared to 26.5% at December 31, 1998. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 1999, the Bank had a risk-weighted total capital ratio of 16.1%, compared to 30.4% at December 31, 1998, and a Tier I risk-weighted capital ratio of 14.9 %, compared to 29.1% at December 31, 1998. The decrease is primarily caused by the continued growth in loans.

ASSET QUALITY

   As of September 30, 1999 there were no nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due. Also there were no related party loans which were considered nonperforming at September 30, 1999.

   The allowance for loan losses totaled $418,425 at September 30, 1999, an increase of $223,425 from December 31, 1998. The allowance for loan losses represented 1.4% and 1.5% of total loans at September 30, 1999 and December 31, 1998, respectively. An analysis of the allowance for loan losses since December 31, 1998 follows:

               Citizens Effingham Bancshares, Inc. and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Nine Months in the Period Ended
                          September 30, 1999 and 1998

================================================================================

Allowance for loan losses at December 31, 1998                            $ 195,000

Charge-offs:

   Commercial                                                                     -
   Real Estate                                                                    -
   Installment                                                                1,575
                                                                          ---------

     Total                                                                    1,575
                                                                          ---------
Recoveries:

   Commercial                                                                     -
   Real Estate                                                                    -
   Installment                                                                    -
                                                                          ---------
     Total                                                                        -
                                                                          ---------
Provision charged to income                                                 225,000
                                                                          ---------
Allowance for loan losses at September 30, 1999                           $ 418,425
                                                                          =========

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

   The Bank was most recently examined by its primary regulatory authority in January 1999 and the FDIC in August 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES

   At September 30, 1999, the Bank had $2,643,401 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $32,297 on September 30, 1999. During the period ended September 30, 1999, there were no maturities and calls of investment.

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Nine Months in the Period Ended
                           September 30, 1999 and 1998

================================================================================


RESULTS OF OPERATIONS

     Since the Company did not begin operations until September 1998, any comparison to prior year would not be meaningful. Net interest income for the third quarter of 1999 was $376,455. Interest income for the third quarter of 1999 was $759,696. Interest expense for the third quarter of 1999 was $328,241. The increase in interest expense is primarily due to an increase in interest bearing deposits when the Company opened for operations.

     Amounts charged to expense related to the allowance for loan losses for the third three months of 1999 was $55,000.

     Other operating income for the third quarter of 1999 was $50,456. This consisted primarily of service charges on deposit accounts amounting to $35,999.

     Other operating expenses for the third quarter of 1999 were $291,424. This consisted primarily of employee salaries amounting to $140,659.

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary

================================================================================


PART II: OTHER INFORMATION:

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
    (a) Not Applicable
    (b) Not Applicable
Item 3. Defaults Upon Senior Securities
    Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
    There were no matters submitted to security holders for a vote during the nine months ended September 30, 1999.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
   A. Exhibits - 27.1 Financial Data Schedule (for SEC use only)
   B. There have been no reports filed on form 8-K for the nine months ended September 30, 1999.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.


/s/ Harry H. Shearouse
--------------------------------------
Harry H. Shearouse
President / Chief Executive Officer


Date:  November 2, 1999