Form 10KSB40
period 1999-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2000-03-27
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934
         For the quarterly period ended December 31, 1999

[ ] Transition report under Section 13 or 15 (d) of the Exchange Act
         For the transition period from ________________ to ________________

Commission file number                     333-07914
                      ------------------------------

                      CITIZENS EFFINGHAM BANCSHARES, INC.
                      -----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        GEORGIA                                              58-2357619
---------------------------                                  ----------
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

Yes [X]        No [ ]

Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or an information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most fiscal year:  $2,887,892
                                                   ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified date within the past 60 days:      $6,144,000 as of March 10, 2000
                                       -------------------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock $1 par value, 512,000 shares outstanding at March 10, 2000.
------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one):

 Yes [ ]  No [X]

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                                TABLE OF CONTENTS



                                                                                                  PAGE
                                                                                                  ----

PART I                                                                                             3
ITEM 1.                DESCRIPTION OF BUSINESS                                                     3
ITEM 2.                DESCRIPTION OF PROPERTIES                                                  18
ITEM 3.                LEGAL PROCEEDINGS                                                          18
ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        18

PART II                                                                                           18
ITEM 5.                MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                       STOCKHOLDERS MATTERS                                                       18
ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION                                         19
ITEM 7.                FINANCIAL STATEMENTS                                                       23
ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE                                        46

PART III                                                                                          46
ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                 46
ITEM 10.               EXECUTIVE COMPENSATION                                                     47
ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT                                                                 48
ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             50
ITEM 13.               EXHIBITS, LISTS, AND REPORTS ON FORM 8 - K                                 50

SIGNATURES                                                                                        52


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

The Bank

General

The Bank began operations on September 8, 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield and Rincon, Georgia. The Company owns 100% of the outstanding stock of the Bank. The Bank provides a variety of financial services to individuals and small businesses through its offices in Springfield and Rincon, Georgia. The Bank's primary deposit products are savings and term certificate accounts and its primary lending products are consumer, residential, commercial mortgage loans and small business loans.

Philosophy

The philosophy of the Bank's management is to emphasize prompt and responsive personal service to residents of Effingham County in order to attract customers and acquire market share controlled by other financial institutions in the Bank's market area. Management believes that the Bank offers residents of Effingham County the benefits associated with a locally owned and managed community bank. The Bank's employees and directors are active members in the Effingham community. The continued community involvement of the Bank's employees and directors provides them with an opportunity to promote the Bank and its products and services.

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

Loan Portfolio

The Bank was established to support Effingham County and surrounding areas. The Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank's primary lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences.

The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank's statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Accordingly, the Bank's initial legal lending limits are approximately $750,000 for unsecured loans and approximately $1,250,000 for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

Commercial Loans. The Bank's commercial lending is directed principally toward small-to-medium-sized businesses whose demand for funds falls within the Bank's legal lending limits. This category of loans includes loans made to individuals, partnerships or corporate borrowers that are obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

Deposits

The Bank offers core deposits including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank employs an aggressive marketing plan in the overall service area, a broad product line, and competitive services as its primary means to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in, Effingham County, obtained through personal solicitation by the Bank's officers, directors and employees, direct mail solicitations and advertisements published in the local media. The Bank generates deposits by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts, and other deposit or funds transfer services that may be permitted by law or regulation and that may be offered to remain competitive in the market.

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

Employees

The Company has one employee, who is also an employee of the Bank. At December 31, 1999 the Bank had twelve full-time and one part-time employee at the Springfield office and five full-time employees and one part-time employee at the Rincon office. The Bank employed eighteen full-time equivalent employees. The Company and the Bank consider the relationship with their employees to be excellent.

Competition

Effingham County has offices of three other commercial banks. Bank of America has one office in Springfield and one in Rincon. First National Bank of Effingham has one office in Springfield and two offices in Rincon. Ameribank has one office in Rincon. Effingham County also has one credit union, Fort Stewart Georgia Federal Credit Union, located in Rincon.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisitions of Banks

The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

         - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

         -  Acquiring all or substantially all of the assets of any bank;
            or

         -  Merging or consolidating with any other bank holding company.

Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

Change in Bank Control

Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Permitted Activities

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of a banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

         -  factoring accounts receivable,

         -  acquiring or servicing loans,

         -  leasing personal property,

         -  conducting discount securities brokerage activities,

         -  performing selected data processing services,

         - acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and

         - performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expand the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

Support of Subsidiary Institutions

Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

The Bank is a commercial bank charted under the laws of the State of Georgia. Accordingly, the FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, we qualified for the well-capitalized category.

Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments

The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

         - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

         - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

         - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

         - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consist of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consist of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, our bank ratio of total capital to risk-weighted assets was 14.5% and our bank ratio of Tier 1 Capital to risk-weighted assets was 13.3%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our bank leverage ratio was 11.9%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to other capital guidelines issued by the Georgia Department of Banking and Finance and the Federal Reserve, respectively, which provide for minimum ratios of total capital to total assets.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" below.

The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

As of December 31, 1999, the Bank could not pay dividends to the Company. Dividends paid by the Bank are the primary source of funds available to the Company. In addition to the above requirements, the Bank is prevented from paying dividends until they are cumulatively profitable.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         -  loans or extensions of credit to affiliates;

         -  investment in affiliates;

         - the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

         - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         - any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

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

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Statistical Information

I. Distribution of Assets, Liabilities, and Stockholder's Equity; Interest Rates and Interest Differential

The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:


                                                                     1999                                     1998
                                                      -------------------------------------    ------------------------------------
                                                                   Interest         Tax                     Interest         Tax
                                                      Average      Income/       Equivalent    Average      Income/      Equivalent
                                                      Balance      Expense         Yield       Balance      Expense         Yield
                                                      --------     --------      ----------    --------     -------      ----------
                                                                                 (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold          $  3,529     $    173         4.90%      $  7,194      $  103         4.30%
Investment Securities:
  Taxable investment securities                          1,811          101         5.58%            --          --         0.00%
  Tax-exempt investment securities                          --           --         0.00%            --          --         0.00%
Loans (including loan fees)                             24,275        2,410         9.93%         7,512         242         9.66%
                                                      --------     --------         ----       --------      ------         ----
      Total interest earning assets                     29,615        2,684         9.06%        14,706         345         7.04%
                                                                   --------         ----                     ------         ----

Allowance for loan losses                                 (346)                                     (32)
Cash & due from banks                                    1,363                                    1,008
Premises and equipment                                   1,960                                    2,208
Other assets                                               301                                       60
                                                      --------                                 --------
      Total assets                                    $ 32,893                                 $ 17,950
                                                      ========                                 --------


Interest bearing liabilities:
  Deposits:
    Demand deposits                                      1,928           43         2.23%           720           4         1.67%
    Savings and Money Market                             8,006          292         3.65%         3,992          41         3.08%
    Time deposits                                       14,946          832         5.57%         6,668          99         4.45%
  Other borrowings                                          --           --         0.00%           188          16         8.51%
                                                      --------     --------         ----        -------      ------         ----
      Total interest bearing liabilities                24,880        1,167         4.69%        11,568         160         4.15%
                                                                   --------         ----                     ------         ----

Non-interest bearing deposits                            3,425                                    1,640
Other liabilities                                          160                                      128
Stockholders' equity                                     4,428                                    4,614
                                                      --------                                 --------
      Total liabilities and stockholders' equity      $ 32,893                                 $ 17,950
                                                      ========                                 ========

Net interest income                                                $  1,517                                  $  185
Net interest spread                                                                 4.37%                                   2.89%
                                                                                    ====                                    ====
Net interest yield on average earning assets          $ 29,615     $  1,517         5.12%      $ 14,706      $  185         3.77%
                                                      ========     ========         ====       ========      ======         ====


As of December 31, 1999 and 1998 there were no loans on nonaccrual.

Loan fees are included in the interest income computation and were $166,873 and $52,907 as of December 31, 1999 and 1998, respectively.




Statistical Information, continued

Rate and Volume Analysis - The following table reflects the change in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34% Federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.



                                                                                 1999 to 1998
                                                                              Increase(decrease)
                                                                               due to changes in
                                                                              ------------------
                                                                                      Yield/
                                                                       Volume          Rate            Net
                                                                       ------         -----           -----
                                                                                     (Amounts in Thousands)
               Interest earned on:
                 Interest earning deposits and fed funds sold            (177)          247              70
                 Investment securities:
                   Taxable investment securities                          101            --             101
                   Tax-exempt investment securities                        --            --              --
                 Loans                                                  1,560           617           2,177
                                                                        -----         -----           -----
                     Total interest income                              1,484           864           2,348
                                                                        -----         -----           -----
               Interest paid on:
                 Deposits:
                   Demand deposits                                         20            19              39
                   Savings                                                124           127             251
                   Time deposits                                          369           364             733
                   Other borrowings                                       (16)           --             (16)
                                                                        -----         -----           -----
                     Total interest expense                               497           510           1,007
                                                                        -----         -----           -----


II. Investment Portfolio - Carrying Value of Securities

The following tables summarize the investment portfolio by type and maturity:



                                                         Available for Sale
                                                                1999
                                                                ----

                                                      (Amounts in Thousands)

                U. S. Treasury                                $   --
                U. S. Government Agencies                      2,611

                State, county and municipal
                Mortgage-Backed Securities                        --
                                                              ------

                      Total                                   $2,611
                                                              ======



Statistical Information, continued


                                                                         Available for Sale
                                   ----------------------------------------------------------------------------------------------
                                   Within              After One            After Five
                                     One              But Within            But Within               After
                                    Year     Yield    Five Years   Yield     Ten Years    Yield    Ten Years     Yield     Totals
                                   ------    -----    ----------   -----    ----------    -----    ---------    ------     ------
                                                                       (Dollars in Thousands)

U. S. Treasury                     $   --      --     $    --      $  --    $     --      $   --   $    --      $   --     $   --
U. S. Government Agencies           2,611     5.7%         --         --          --          --        --          --      2,611
State, county and municipal            --      --          --         --          --          --        --          --         --
Mortgage-Backed Securities             --      --          --         --          --          --        --          --         --
                                   ------     ---       -----      -----       -----      ------     -----      ------     ------
Total                              $2,611     5.7%      $  --      $  --       $  --      $   --     $  --      $   --     $2,611
                                   ======     ===       =====      =====       =====      ======     =====      ======     ======




The Company had no securities classified as held to maturity or trading as of December 31, 1999 and 1998.

III. Loan Portfolio



The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:




                                                                     1999                           1998
                                                                   --------                       --------

                                                                            (Dollars in Thousands)

                 Commercial                                $ 13,749          40.9%        $  5,623         43.5%
                 Real Estate - Construction                   5,451          16.2%           1,336         10.3%
                 Real Estate - Mortgage                      10,098          30.1%           4,098         31.6%
                 Installment Loans to Individuals             4,281          12.7%           1,865         14.4%
                                                           --------          ----         --------         ----
                     Total Loans                             33,579          99.9%          12,922         99.8%
                     Less: Allowance for Loan losses           (481)                          (195)
                                                           --------                       --------
                       Total                               $ 33,098                       $ 12,727
                                                           ========                       ========





                                                                                                       Rate Structure
                                                            Maturity                                     > One Year
                                                            --------                                   --------------
                                                   Over One            Due                           Fixed         Variable
                                     One Year       Through           After                        Interest        Interest
                                     or Less       Five Years      Five Years       Total             Rate            Rate
                                     -------       ----------      ----------      -------         --------        --------
 Commercial                          $ 3,987         $ 8,944         $   818       $13,749          $ 2,926         $ 6,836

 Real estate - construction            4,980             299             172         5,451              366             105
                                     -------         -------         -------       -------          -------         -------
       Total                         $ 8,967         $ 9,243         $   990       $19,200          $ 3,292         $ 6,941
                                     =======         =======         =======       =======          =======         =======

Statistical Information continued

IV. Summary of Loan Loss Experience



                                                                                1999             1998
                                                                              -------           ------

                                                                               (Amounts in Thousands)


         Allowance for possible loan losses, beginning of period              $   195           $   --
                                                                              -------           ------
         Charge-offs:
           Commercial                                                              --               --
           Real estate - construction                                              --               --
           Real estate - mortgage                                                  --               --
           Consumer loans                                                           4               --
                                                                              -------           ------
             Total                                                                  4               --
                                                                              -------           ------
         Recoveries:
           Commercial                                                              --               --
           Real estate - construction                                              --               --
           Real estate - mortgage                                                  --               --
           Consumer loans                                                          --               --
                                                                              -------           ------
             Total                                                                 --               --
                                                                              -------           ------

         Net charge-offs                                                            4               --
                                                                              -------           ------

         Additions charged to operations                                          290              195
         Adjustments                                                               --               --
                                                                              -------           ------
         Allowance for possible loan losses, end of period                        481              195
                                                                              -------           ------

         Average loans outstanding, net of unearned income                    $24,275           $7,512
                                                                              =======           ======
         Ratio of net charge-offs during the period to average loans
           outstanding during the period                                         0.02%            0.00%
                                                                              =======           ======


RISK ELEMENTS
(Thousands)

                                                                                1999             1998
                                                                              -------           ------
         Loans 90 days past due                                               $     1           $   --
         Loans on nonaccrual                                                       --               --
         Other Real Estate                                                         --               --
                                                                              -------           ------
           Total Nonperforming assets                                         $     1           $   --
                                                                              -------           ------
           Total Nonperforming assets as a
             Percentage of loans                                                  0.0%             0.0%
                                                                              =======           ======

The Bank's policy is to place loans on nonaccrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on nonaccrual. Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

Management expects to incur losses on loans from time to time when borrowers' financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. Management considers the current allowance adequate to cover potential losses in the loan portfolio.

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 1999:



                                               Allocated        % of Total
                                                 Amount          Allowance
                                               ---------        ----------
        Commercial                                230              47.9%
        Real Estate - Construction                 78              16.2%
        Real Estate - Mortgage                    111              23.1%
        Installment Loans to Individuals           62              12.8%
        Unallocated                                --                --
                                                  ---            ------
        Total                                     481            100.00%
                                                  ===            ======



Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. As a new institution, the Bank does not have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios which reflect average ratios of .99% (national peer) and 1.50% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

In addition, management performs an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model which assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. Large loans are reviewed periodically. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if an existing loans credit conditions have improved or worsened. As the Bank matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation.

V. Deposits

The following table summarizes the average balances and average rates for deposit accounts:



                                                                      1999                        1998
                                                            ----------------------       ----------------------
                                                             Average       Average       Average        Average
                                                             Balance         Rate        Balance          Rate
                                                            --------       -------       -------        -------
                                                                           (Dollars in Thousands)
                 Non-interest bearing deposits                3,425                        1,640
                 Interest bearing demand deposits             1,928          2.23%           720          1.67%
                 Savings and money market deposits            8,006          3.65%         3,992          3.08%
                 Time deposits                               14,946          5.57%         6,668          4.45%
                                                            -------          ----        -------          ----

                     Total average deposits                 $28,305          4.15%       $13,020          3.34%
                                                            =======          ====        =======          ====


As of December 31, 1999 the amount outstanding of time certificates of deposit of $100,000 or more was $8,451 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:



                                                                   (Thousands)
         3 months or less                                            $2,122
         over 3 through 6 months                                      3,980
         over 6 through 12 months                                     1,978
         over 12 months                                                 371
                                                                     ------
               Total                                                 $8,451
                                                                     ======


VI. Selected Financial Data (amounts in thousands, except per share amounts)

The following represents selected financial data for the years ended December 31, 1999 and 1998. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.



                                                            1999                 1998
                                                           ------              -------
         Interest Income                                    2,684                  469
         Interest Expense                                   1,167                  160
         Net Interest Income                                1,517                  319
         Provision for Loan Losses                            290                  195
         Net Earnings                                         309                 (520)
         Net Earnings Per Share                              0.60                (1.02)
         Total Average Stockholder's Equity                 4,428                4,614
         Total Average Assets                              32,893               17,950
         Return on average assets                            0.94%               -2.90%
         Return on average equity                            6.98%              -11.27%
         Dividend payout ratio                                  0%                   0%
         Average equity to average asset ratio              13.46%               25.70%



Statistical Information, continued

VII. Short-term Borrowings

No category of short-term borrowings exceeds 30% of stockholders' equity.

ITEM 2. DESCRIPTION OF PROPERTIES

The Bank owns the property on which its main office is located in Springfield, Georgia at 802 South Laurel Street on approximately 1.29 acres of land. The two-story brick building contains approximately 4,962 square feet, with an attached drive-up canopy of approximately 1,883 square feet. The building has five teller stations, and one ATM station. The facility contains operations space and a boardroom on the upper level, with significant room for expansion.

The Bank also owns a branch in Rincon, Georgia at 600 South Columbia Avenue that was opening in November 1998. This one-story brick building contains approximately 3,757 square feet, with an attached drive-up canopy of approximately 1,883 square feet. The Rincon office is located on approximately
1.57 acres of land. The building has four teller stations and one ATM station.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

FINANCIAL CONDITION

GENERAL

Total assets of $43,470,923 at December 31, 1999 are an increase of 113.9% from $20,324,633 at December 31, 1998. At December 31, 1999, total deposits had increased 144.4% to $38,490,123 from $15,752,457 at December 31, 1998. Total loans increased 160.1% to $33,098,775 from $12,727,815 at December 31, 1998.
This represented a loan to deposit ratio at December 31, 1999 of 86.0% compared to 80.9% at December 31, 1998. Earning assets represented approximately 87.7% and 83.5% of total assets at December 31, 1999 and 1998, respectively.

CAPITAL

At December 31, 1999 and December 31, 1998, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "well-capitalized". Based on the level of the Bank's risk weighted assets at December 31, 1999 and December 31, 1998, the Bank had $1.6 and $1.4 million, respectively, more capital than necessary to satisfy the "well-capitalized" criteria.

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. Investment securities, exclusive of unrealized gains and losses, increased $2,692,119 during 1999. The Bank began purchasing available for sale securities during the first quarter of 1999. The Bank had no securities classified as held to maturity as of December 31, 1999. Federal funds sold decreased 43.2% to $2,410,000 at December 31, 1999, down from $4,240,000 at December 31, 1998 due to investing of these funds in securities and loans.

Current deposits provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank expects earnings from loans and investments and other banking services, as well as the current loan to deposit position, to provide sufficient liquidity for both the short and long term. The Bank intends to manage its loan growth such that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital and short to intermediate term marketable investments.

The Bank has established a Federal Funds Purchase line of credit with two correspondent banks, which totals $2,250,000. This line is unsecured and is designed to provide the Bank with short-term liquidity.

RESULTS OF OPERATION

GENERAL

The Company's results of operations are determined by its abilities to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income, and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, its ability to generate interest income depends upon obtaining an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, a key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

For the year ended December 31, 1999, the Company had net income of $308,500 ($0.60 per share). The Company had a net loss of $520,322 ($1.02 per share) for the year ended December 31, 1998.

INTEREST INCOME/INTEREST EXPENSE

For the period ended December 31, 1999, interest income from loans and investments, including loan fees of $166,873, was $2,683,888, representing a yield of 9.06% on average earning assets of $29,615,894. Interest expense was $1,167,214, representing a cost of 4.69% on average interest bearing liabilities of $24,881,494. Net interest income was $1,516,674, producing a net yield of 5.12% on average earning assets.

For the year ended December 31, 1998, interest income from loans and investments, including loan fees of $52,907, was $345,961 representing a yield of 8.51% on average earning assets of $3,949,990. Interest expense was $160,500, representing a cost of 5.48% on average interest bearing liabilities of $2,845,430. Net interest income was $317,692, producing a net yield of 4.56% on average earning assets.

ASSET QUALITY

The provision for loan losses for the years ended December 31, 1999 and 1998 was $290,000 and $195,000 respectively. Total charge-offs were $4,112 and $0 for the years ended December 31, 1999 and 1998, respectively, and were related to the Bank's consumer portfolio. At December 31, 1999 and 1998, the Bank had no loans past due 90 days or more. Also at December 31, 1999 and 1998, the Bank had no loans on non-accrual status. The allowance for loan losses at December 31, 1999 and 1998 was $481,035 and $195,000, respectively. This represents 1.43% and 1.50% of total loans at December 31, 1999 and 1998, respectively.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. As a new institution, the Bank does not yet have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios that reflect average ratios of 0.99% (national peer) and 1.50% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

In addition, management performs on an on-going loan review process. All new loans are risk rated under loan policy guidelines. On a monthly basis, the composite risk ratings are evaluated in a model that assesses the adequacy of the current allowance for loan losses, and this evaluation is presented to the Board of Directors each month. Large loans are reviewed periodically. Risk ratings may be changed if it appears that new loans may not have received the proper initial grading or, if on existing loans, credit conditions have improved or worsened.

As the Bank matures, the additions to the loan loss allowance will be based more on historical performance, the detailed loan review and allowance adequacy evaluation.

The Bank's policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.

NON-INTEREST INCOME

Non-interest income for the years ended December 31, 1999 and 1998 was $204,004 and $9,577, respectively. This consisted primarily of service charges on deposit accounts, which were $142,081 and $8,661 for the years ended December 31, 1999 and 1998, respectively, and miscellaneous service fees which were $48,171 and $0 for the years ended December 31, 1999 and 1998. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base.

NON-INTEREST EXPENSE

Non-interest expense for the years ended December 31, 1999 and 1998 was $1,273,210 and $652,591, respectively. This consisted primarily of salaries and benefits, which were $578,692 and $311,695 for the years ended December 31, 1999 and 1998, respectively. Other major expenses included in non-interest expense were supplies of $51,539 and $64,391 for the years ended December 31, 1999 and 1998, respectively. Additionally, organization expenses of $76,478 were included in non-interest expense for the year ended December 31, 1998.

INTEREST RATE SENSITIVITY

The objective of interest rate sensitivity management is to minimize the effect of interest rate changes on net interest margin while maintaining net interest income at acceptable levels. The Company attempts to accomplish this by structuring the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in the repricing opportunities at any time constitute interest rate sensitivity. An indicator of interest rate sensitivity is the difference between interest rate sensitive assets and interest rate sensitive liabilities. This difference is known as the interest rate sensitivity gap.

The Bank's interest rate sensitivity position at December 31, 1999 is set forth in the table below:

                                                                    0-90          91-365      Over 1 Year       Over
                                                                    Days           Days       thru 5 Years     5 Years
                                                                ------------   ------------   ------------   ------------
INTEREST RATE SENSITIVE ASSETS:
  Loans                                                         $  5,332,000   $  6,976,000   $ 19,573,000   $  1,699,000
  Securities                                                         243,200        235,750      2,131,792             --
  Federal Funds Sold                                               2,410,000             --             --             --
                                                                ------------   ------------   ------------   ------------
         Total Interest Rate Sensitive Assets                   $  7,985,200   $  7,211,750   $ 21,704,792   $  1,699,000
                                                                ------------   ------------   ------------   ------------

INTEREST RATE SENSITIVE LIABILITIES:
  Interest Bearing Demand Deposits                              $         --   $         --   $         --   $  4,421,373
  Savings and Money Market Deposits                                  618,532             --             --      7,164,121
  Time Deposits                                                    4,620,447     10,086,461      6,736,627             --
                                                                ------------   ------------   ------------   ------------
         Total Interest Rate Sensitive Liabilities              $  5,238,979   $ 10,086,461   $  6,736,627   $ 11,585,494
                                                                ------------   ------------   ------------   ------------
Interest Rate Sensitivity GAP                                   $  2,746,221   $ (2,874,711)  $ 14,968,165   $ (9,886,494)
                                                                ------------   ------------   ------------   ------------

Cumulative Interest Rate Sensitivity GAP                        $  2,746,221   $   (128,490)  $ 14,839,675   $  4,953,181
                                                                ------------   ------------   ------------   ------------
Cumulative GAP as a % of total assets at December 31, 1999              6.32%        -0.30%          34.15%         11.40%
                                                                ------------   ------------   ------------   ------------


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

At December 31, 1999, the above gap analysis indicates a negative cumulative gap position thru the one-year time interval of $3,360,211. A negative gap position indicates that the Company's rate sensitive liabilities will reprice faster than its rate sensitive assets, with 58% of rate sensitive liabilities and 43% of rate sensitive assets repricing within one year. The Bank is asset sensitive, meaning that rising rates tend to be beneficial, in the near and long term and is liability sensitive at the three-month and one-year time horizons, meaning that falling rates tend to be beneficial to the Bank's net interest margin. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short-term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

ITEM 7.  FINANCIAL STATEMENTS

                      CITIZENS EFFINGHAM BANCSHARES, INC.
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1999





                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----

INDEPENDENT AUDITORS' REPORT .............................................................          1


FINANCIAL STATEMENTS:

  Consolidated Balance Sheets ............................................................          2

  Consolidated Statements of Changes in Shareholders' Equity .............................          3

  Consolidated Statements of Income ......................................................          4

  Consolidated Statements of Cash Flows ..................................................          5

  Notes to Consolidated Financial Statements .............................................          6

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Citizens Effingham Bancshares, Inc. and Subsidiary

      We have audited the accompanying consolidated balance sheets of Citizens Effingham Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the period ended December 31, 1999. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Effingham Bancshares, Inc. and Subsidiary at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.





January 25, 2000
Dublin, Georgia

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                               As of December 31,
                                                                          ---------------------------
                                                                              1999           1998
                                                                          ------------   ------------

ASSETS
  Cash and due from banks                                                 $  2,787,749   $  1,283,185
  Federal funds sold                                                         2,410,000      4,240,000
                                                                          ------------   ------------
    Total cash and cash equivalents                                          5,197,749      5,523,185
                                                                          ------------   ------------
  Securities available for sale, at fair value                               2,610,742             --

  Loans, net of unearned income                                             33,579,810     12,922,815
  Less -  allowance for loan losses                                           (481,035)      (195,000)
                                                                          ------------   ------------
    Loans, net                                                              33,098,775     12,727,815
                                                                          ------------   ------------

  Bank premises and equipment, net                                           1,935,866      1,971,213
  Accrued interest receivable                                                  366,567         87,012
  Other assets                                                                 261,224         15,397
                                                                          ------------   ------------
      TOTAL ASSETS                                                        $ 43,470,923   $ 20,324,622
                                                                          ============   ============



LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
      Non-interest bearing                                                $  4,843,875   $  2,026,091
      Interest-bearing                                                      33,646,248     13,726,366
                                                                          ------------   ------------
         Total deposits                                                     38,490,123     15,752,457
  Accrued interest payable                                                     183,985         43,407
  Accrued expenses and other liabilities                                        35,438         22,172
                                                                          ------------   ------------
      Total liabilities                                                     38,709,546     15,818,036
                                                                          ------------   ------------

  Commitments and contingencies



  Shareholders' Equity:
    Common stock, $1 par value, authorized 20,000,000 shares, issued
      and outstanding 512,000 shares                                           512,000        512,000
    Paid-in capital surplus                                                  4,608,000      4,608,000
    Deficit accumulated during development stage                              (220,645)      (220,645)
    Accumulated deficit                                                        (84,269)      (392,769)
    Accumulated other comprehensive income (loss)                              (53,709)            --
                                                                          ------------   ------------
      Total shareholders' equity                                             4,761,377      4,506,586
                                                                          ------------   ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 43,470,923   $ 20,324,622
                                                                          ============   ============

          See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                      Deficit                     Accumulated
                                                       Paid-in      accumulated                      Other
                                         Common        Capital        during       Accumulated   Comprehensive
                                         Stock         Surplus      development      Deficit      Income (Loss)     Total
                                       ----------     ----------     ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 1997             $       --     $       --     $  (93,092)    $       --     $       --     $  (93,092)

Comprehensive income:

  Net loss                                     --             --       (127,553)      (392,769)            --       (520,322)
  Valuation allowance adjustment on
    securities available for sale              --             --             --             --             --             --
                                                                                                                   ---------

         Total comprehensive loss                                                                                   (520,322)

  Initial issuance of stock               512,000      4,608,000             --             --             --      5,120,000
                                       ----------     ----------     ----------     ----------     ----------     ----------
BALANCE, DECEMBER 31, 1998                512,000      4,608,000       (220,645)      (392,769)            --      4,506,586

Comprehensive income:
  Net income                                   --             --             --        308,500             --        308,500
  Valuation allowance adjustment on
    securities available for sale              --             --             --             --        (53,709)       (53,709)
                                       ----------     ----------     ----------     ----------     ----------     ----------
         Total comprehensive income                                                                                  254,791
                                                                                                                  ----------

BALANCE, DECEMBER 31, 1999             $  512,000     $4,608,000     $ (220,645)    $  (84,269)    $  (53,709)    $4,761,377
                                       ==========     ==========     ==========     ==========     ==========     ==========



          See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME


                                                                       Years Ended December 31,
                                                                     ---------------------------
                                                                         1999           1998
                                                                     ------------   ------------

INTEREST AND DIVIDEND INCOME:

  Interest and fees on loans                                         $  2,410,054   $    242,607
  Income on federal funds sold                                            173,326        103,354
  Interest on investment securities:
    Taxable income                                                        100,508             --
  Other interest                                                               --        132,231
                                                                     ------------   ------------
    Total interest income                                               2,683,888        478,192
                                                                     ------------   ------------


INTEREST EXPENSE:
  Deposits                                                              1,167,214        143,762
  Short-term debt                                                              --         16,738
                                                                     ------------   ------------
     Total interest expense                                             1,167,214        160,500
                                                                     ------------   ------------
  Net interest income before loan losses                                1,516,674        317,692
  Less - provision for loan losses                                        290,000        195,000
                                                                     ------------   ------------
     Net interest income after provision for loan losses                1,226,674        122,692
                                                                     ------------   ------------


NONINTEREST INCOME:
  Service charges on deposit accounts                                     142,081          8,661
  Other service charges, commissions, and fees                             48,171             --
  Other income                                                             13,752            916
                                                                     ------------   ------------
     Total noninterest income                                             204,004          9,577
                                                                     ------------   ------------


NONINTEREST EXPENSES:

  Salaries                                                                578,692        311,695
  Employee benefits                                                        85,065         18,887
  Net occupancy expenses                                                   92,720         36,731
  Equipment rental and depreciation of equipment                          133,390         32,044
  Organization expenses                                                        --         76,478
  Other expenses                                                          383,343        176,756
                                                                     ------------   ------------
     Total noninterest expense                                          1,273,210        652,591
                                                                     ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                                         157,468       (520,322)
  Less - Income tax benefit                                              (151,032)            --
                                                                     ------------   ------------

NET INCOME (LOSS)                                                    $    308,500   $   (520,322)
                                                                     ============   ============


EARNINGS (LOSS) PER SHARE:
  Basic                                                              $       0.60   $      (1.02)
                                                                     ============   ============

  Diluted                                                            $       0.60   $      (1.02)
                                                                     ============   ============


          See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Years Ended December 31,
                                                                                   1999           1998
                                                                               ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                            $    308,500   $   (520,322)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Provision for loan losses                                                       290,000        195,000
    Depreciation                                                                    121,133         35,019
    Changes in accrued income and other assets                                     (541,050)       (63,428)
    Changes in accrued expenses and other liabilities                               141,756         62,939
                                                                               ------------   ------------
         Net cash provided by (used in) operating activities                        320,339       (290,792)
                                                                               ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans made to customers                                         (20,660,960)   (12,922,815)
  Purchase of available for sale securities                                      (2,646,190)            --
  Property and equipment expenditures                                               (76,291)    (1,606,323)
                                                                               ------------   ------------
         Net cash used in investing activities                                  (23,383,441)   (14,529,138)
                                                                               ------------   ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                       22,737,666     15,752,457
  Proceeds from stock issuance                                                           --      5,120,000
  Payments on short-term borrowings                                                      --       (532,500)
                                                                               ------------   ------------
         Net cash provided by financing activities                               22,737,666     20,339,957
                                                                               ------------   ------------


NET INCREASE (DECREASE) IN  CASH AND CASH EQUIVALENTS                              (325,436)     5,520,027

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      5,523,185          3,158
                                                                               ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $  5,197,749   $  5,523,185
                                                                               ============   ============


          See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. BASIS OF PRESENTATION AND CONSOLIDATION - The consolidated financial statements include the accounts of Citizens Effingham Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Citizens Bank of Effingham (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

     2. REPORTING ENTITY - The Bank began operations in September 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield and Rincon, Georgia. Citizens Effingham Bancshares, Inc. operates as a bank holding company with one bank subsidiary. The Company owns 100% of the outstanding stock of the Citizens Bank of Effingham. The Company provides a variety of financial services to individuals and small businesses through its office in South Georgia. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

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

          Held to maturity securities, primarily debt securities are stated at cost, net of the amortization of premium and the accretion of discount. The Bank intends and has the ability to hold such securities on a long-term basis or until maturity.

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

          The allowance for loan losses is maintained at a level, which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions, and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

          A loan is considered impaired when, based on current information and events, it is probable that a creditor will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans that have been identified as impaired have been measured by the fair value of existing collateral.

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

     8. INCOME TAXES - In 1998, the Bank adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          The Company and its subsidiary file a consolidated income tax return. The Bank computes its income tax expense as if it filed an individual return except that it does not get any portion of the surtax allocation. Any benefits or disadvantages of the consolidation are absorbed by the parent company. The Bank pays its allocation of federal income taxes to the parent company or receives payment from the parent company to the extent that tax benefits are realized.

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

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

     11. ADVERTISING COSTS - It is the policy of the Bank to expense advertising costs as they are incurred. The Bank does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the years ended December 31, 1999 and 1998 was $11,149 and $10,770.

     12. EARNINGS PER COMMON SHARE - Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.

          Earnings per common share have been computed based on the following:

                                                                           Years Ended December 31,
                                                                          --------------------------
                                                                            1999              1998
                                                                          --------         ---------
Net income (loss)                                                         $308,500         $(520,322)
  Less:  Preferred stock dividends                                              --                --
                                                                          --------         ---------
  Net income (loss) applicable to common stock                            $308,500         $(520,322)
                                                                          ========         =========
  Weighted average number of common shares outstanding                     512,000           512,000
    Effect of dilutive options, warrants, etc                                   --                --
                                                                          --------         ---------
  Weighted average number of common shares outstanding
    used to calculate diluted earnings per common share                    512,000           512,000
                                                                          ========         =========

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

     13. COMPREHENSIVE INCOME - The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company net income or shareholders' equity.

          The components of other comprehensive income and related tax effects are as follows:

                                                                                   Years Ended December 31,
                                                                               ------------------------------
                                                                                1999                   1998
                                                                               -------               --------
     Unrealized holding gains (losses) on
       available-for-sale securities                                           $81,377               $     --
     Less: Reclassification adjustment for (gains) losses
       realized in income                                                           --                     --
                                                                               -------               --------
     Net unrealized gains                                                       81,377                     --
     Tax effect                                                                 27,668                     --
                                                                               -------               --------
     Net-of-tax amount                                                         $53,709               $     --
                                                                               =======               ========

B.   INVESTMENT SECURITIES

     Debt and equity securities have been classified in the balance sheet according to management's intent. The following table reflects the amortized cost and estimated market values of investments in debt securities held at December 31, 1999. In addition, gross unrealized gains and gross unrealized losses are disclosed as of December 31, 1999, in accordance with Statement of Position 90-11 of the American Institute of Certified Public Accountants, which is effective for financial statements covering fiscal years ending after December 15, 1990.

     The Company did not have any securities HELD TO MATURITY at December 31, 1999.

     The book value and market values of securities AVAILABLE FOR SALE were:


                                                         AMORTIZED         UNREALIZED   UNREALIZED     ESTIMATED
                                                            COST              GAINS       LOSSES      MARKET VALUE
                                                         ----------         --------    ----------    ------------
     DECEMBER 31, 1999:
       Debt Securities
         U.S. Treasury and other government agencies     $2,692,119         $     --    $   81,377      $2,610,742
                                                         ----------         --------    ----------      ----------
           Total debt securities                          2,692,119               --        81,377       2,610,742
     Equity securities                                           --               --            --              --
                                                         ----------         --------    ----------      ----------
               Total                                     $2,692,119          $    --     $  81,377      $2,610,742
                                                         ==========         ========    ==========      ==========


     The book and market values of pledged securities were $800,000 and $763,385, respectively, at December 31, 1999.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

The amortized cost and estimated market value of debt securities held for investment and of available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

     December 31, 1999:                                       Amortized Cost     Market Value
                                                              --------------    -------------
        Due in one year or less                                 $  500,696         $  478,950
        Due after one year through five years                    2,191,423          2,131,792
        Due after five years through ten years                          --                 --
        Due after ten years                                             --                 --
                                                                ----------         ----------
            Total                                               $2,692,119         $2,610,742
                                                                ==========         ==========

     The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss or gain had the portfolio been liquidated on that date. Security losses or gains are realized only in the event of dispositions prior to maturity.

     At December 31, 1999, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

C.   LOANS

     The following is a summary of the loan portfolio by principal categories at December 31, 1999 and 1998:

                                                               1999                  1998
                                                           ------------          ------------
     Mortgage loans on real estate:
      Residential 1-4 family                               $  7,744,048          $  2,173,147
      Commercial                                              8,421,363                    --
      Construction                                            5,450,433             1,143,825
                                                           ------------          ------------
        Total mortgage loans on real estate                  21,615,844             3,316,972
                                                           ------------          ------------
     Commercial loans                                         7,680,062             7,676,222
                                                           ------------          ------------
     Other loans -
      Personal                                                4,283,904             1,929,621
                                                           ------------          ------------
      Subtotal                                               33,579,810            12,922,815
     Less:
      Allowance for loan losses                                (481,035)             (195,000)
                                                           ------------          ------------
        Loans, net                                         $ 33,098,775          $ 12,727,815
                                                           ============          ============


     Overdrawn accounts included in loans were $3,052 and $2,263 at December 31, 1999 and 1998.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

D.   ALLOWANCE FOR LOAN LOSSES

     A summary of changes in allowance for loan losses of the Bank for the years ended December 31, 1999 and 1998 is as follows:

                                                                    1999                  1998
                                                                ------------          ------------
     Beginning Balance                                          $    195,000          $         --
     Add - Provision for possible loan losses                        290,000               195,000
                                                                ------------          ------------
       Subtotal                                                      485,000               195,000
                                                                ------------          ------------
     Less:
       Loans charged off                                               4,112                    --
       Recoveries on loans previously charged off                       (147)                   --
                                                                ------------          ------------
         Net loans charged off                                         3,965                    --
                                                                ------------          ------------
     Balance, end of year                                       $    481,035          $    195,000
                                                                ============          ============

     At December 31, 1999, there were no loans on which the accrual of interest had been discontinued or reduced.

E. BANK PREMISES AND EQUIPMENT

     The following is a summary of asset classifications and depreciable lives for the Bank at December 31, 1999 and 1998:


                                              Useful Lives (Years)             1999                1998
                                              --------------------        -------------       ------------
Land                                                                        $   340,666        $   340,666
Banking house and improvements                        8-40                    1,178,829          1,164,418
Equipment, furniture, and fixtures                    5-10                      549,239            501,148
Automobiles                                            5                         23,284                 --
                                                                            -----------        -----------
  Total                                                                       2,092,018          2,006,232
Less - accumulated depreciation                                                (156,152)           (35,019)
                                                                            -----------        -----------
        Bank premises and equipment, net                                    $ 1,935,866        $ 1,971,213
                                                                            ===========        ===========

     Depreciation included in operating expenses amounted to $121,133 and $35,019 in 1999 and 1998.

     Pursuant to the terms of noncancelable lease agreements in effect at December 31, 1999, pertaining to banking premises and equipment, future minimum rent commitments under various leases are as follows:

     2000                                                     $  43,219
     2001                                                        47,534
     2002                                                        52,284
     2003                                                        57,523
     2004                                                        63,276
       Thereafter                                                68,732
                                                              ---------
          Total future minimum rent commitments               $ 332,568
                                                              =========


     The leases contain options to extend for periods from four to seven years. The cost of such rentals is not included above. Total rent expense for the year ended December 31, 1999 and amounted to $39,618.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

F.   DEPOSITS

     The aggregate amount of time deposits exceeding $100,000 at December 31, 1999 and 1998 was $8,451,718 and $3,236,195 respectively, and the Bank had deposit liabilities in NOW accounts of $2,519,410 and $1,006,020 at December 31, 1999 and 1998.

     At December 31, 1999, the scheduled maturities of time deposits are as follows:

     2000                                              $  14,696,908
     2001                                                  5,046,605
     2002                                                    187,274
     2003                                                    687,574
     2004                                                    815,174
                                                       -------------
        Total time deposits                            $  21,433,535
                                                       =============

G.   SHORT-TERM BORROWINGS

     The Bank had a line of credit for federal funds purchased of $2,250,000 with two correspondent institutions as of December 31, 1999. The Bank had not drawn from this line of credit during the year ended December 31, 1999.

H.   PROVISION FOR INCOME TAXES

     The provision for income taxes for the year ended December 31, 1999 and 1998 was computed as follows:

                                                             1999                 1998
                                                           ---------          -----------
     Current tax expense                                   $   2,586          $        --
     Deferred tax expense (benefit)                         (153,618)                  --
                                                           ---------          -----------
             Net provision for income taxes                $(151,032)         $        --
                                                           =========          ===========

     The Company has a net operating loss (NOL) of $ 2,132 that is expected to expire by the year 2013.

     Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:

                 Years Ended December 31,                                   1999                1998
                 ------------------------                                 ---------          -----------
     Tax on pretax income at statutory rate                               $  53,539          $  (176,909)
     Benefit of graduated tax rates                                          (8,876)                  --
     Effect of unrealized net operating loss carryovers                          --              113,482
     Benefit of realized net operating loss carryovers                     (112,757)                  --
     Provision for federal alternative minimum tax                            2,586                   --
     Non-deductible business meals and entertainment                          1,011                   --
     Non-deductible interest expense to carry tax-exempt income                 211                   --
     Non-deductible social club dues                                          1,702                1,042
     Effect of deferred tax attributes                                      (88,448)              62,385
                                                                          ---------          -----------
        Total                                                             $(151,032)         $        --
                                                                          =========          ===========
     Net effective tax rate                                                   -94.6%                 0.0%
                                                                          =========          ===========

     The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

                                                                       1999                 1998
                                                                     ---------          -----------
     Deferred Income Tax Asset:
       Provision for loan losses, net                                $ 157,552          $    62,691
       Organization costs                                               42,279               53,809
       Unrealized loss on securities available for sale                 27,668                   --
       AMT Credit Carryover                                              2,586                   --
       NOL carryover                                                       725              113,482
                                                                     ---------          -----------
         Total deferred income tax assets                              230,810              229,982
                                                                     ---------          -----------
     Deferred Income Tax Liabilities -
       Depreciation                                                    (50,898)             (23,012)
                                                                     ---------          -----------
         Net deferred tax asset                                      $ 179,912          $   206,970
                                                                     =========          ===========

I.   LIMITATION ON DIVIDENDS

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

     As of December 31, 1999, the Bank could not pay dividends to the Company. Dividends paid by the Bank are the primary source of funds available to the Company. In addition to the above requirements, the Bank is prevented from paying dividends until they are cumulatively profitable.


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

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     The Bank does require collateral or other security to support financial instruments with credit risk.

                                                                                           Contract Amount
                                                                                           ---------------
     Financial instruments whose contract amounts represent credit risk:
       Commitments to extend credit                                                           $5,980,000
                                                                                              ----------
       Standby letters of credit                                                                 143,075
                                                                                              ----------
          Total                                                                               $6,123,075
                                                                                              ==========

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

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

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. All letters of credit are due within one year of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

K.   COMMITMENTS AND CONTINGENCIES

     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

L.   RELATED PARTY TRANSACTIONS

     In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors. These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The following is a summary of activity during 1999 with respect to such loans to these individuals:

     Balances at December 31, 1998         $   964,000
        New loans                            1,526,479
        Repayments                            (248,479)
                                           -----------
     Balances at December 31, 1999         $ 2,242,000
                                           ===========

     The Bank also had deposits from these related parties of approximately $3,354,985 at December 31, 1999.

M.   DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

     Interest and Income Taxes - Cash paid during the years for interest and income taxes was as follows:

                                              1999               1998
                                            ----------         --------
     Interest on deposits                   $1,026,636         $100,355
                                            ==========         ========
     Income taxes, net                      $       --         $     --
                                            ==========         ========

     Other Non-Cash Transactions - Other non-cash transactions relating to investing and financing activities were as follows:

                                                                            1999            1998
                                                                        -----------        -------
Increase in unrealized loss on available for sale securities            $   (53,709)       $    --
                                                                        ===========        =======

N. CREDIT RISK CONCENTRATION

     The Bank grants agribusiness, commercial, and residential loans to its customers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the area's economic stability. The primary trade area for the Bank is generally that area within fifty miles in each direction of the Bank.

     The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Bank does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

     The Bank maintains its cash balances in various financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. There were no uninsured balances at December 31, 1999.

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

     Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on many judgements. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

     The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 1999 and 1998 are as follows:

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

                                                                                1999                         1998
                                                                     --------------------------    -------------------------
                                                                       Carrying      Estimated       Carrying      Estimated
                                                                        Amount       Fair Value      Amount       Fair Value
                                                                     -----------    -----------    -----------    ----------
ASSETS:
  Cash and short-term investments                                    $ 5,197,749    $ 5,197,749    $ 5,523,185    $ 5,523,185
  Securities available for sale                                        2,610,742      2,610,742             --             --
  Loans                                                               33,579,810     33,562,584     12,922,815     12,937,219
LIABILITY-
  Deposits                                                            38,490,123     38,585,595     15,752,457     15,769,498
UNRECOGNIZED FINANCIAL INSTRUMENTS:
  Commitments to extend credit                                         5,980,000      5,980,000      2,708,000      2,708,000
   Standby letters of credit and financial guarantees written            143,075        143,075             --             --

P. OPERATING EXPENSES

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended December 31, 1999 and 1998 are:

                                                                      1999              1998
                                                                  ------------      ------------
Supplies/postage/printing                                         $     51,539      $     64,391
Organization expense                                                        --            27,998
Audit fees                                                              29,938            16,869
Advertising                                                             11,149            10,770
Legal fees                                                              35,423            14,696
Telephone and communications                                            28,815             9,658
Miscellaneous expense                                                    2,060             7,898
Utilities                                                               18,702             6,801
Examination fees                                                            --             5,000

Q. REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 1999, the most recent notification from the State Department of Banking and Finance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the Table.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

                                                                                                    To Be Well Capitalized
                                                                       For Capital                  Under Prompt Corrective
                                             Actual                 Adequacy Purposes                  Action Provisions
                                     ---------------------     ----------------------------        -------------------------
                                       Amount        Ratio      Amount                Ratio         Amount             Ratio
                                     ---------       -----     ---------              -----        ---------           -----
AS OF DECEMBER 31, 1999:
  Total Risk-Based Capital To
   (Risk-Weighted Assets)            5,203,000       14.5%     2,871,000  >           8.0%         3,588,000  >        10.0%
                                                                          -                                   -

Tier I Capital To
   (Risk-Weighted Assets)            4,755,000       13.3%     1,430,000  >           4.0%         2,145,000  >         6.0%
                                                                          -                                   -

Tier I Capital To
   (Average Assets)                  4,755,000       11.9%     1,598,000  >           4.0%         1,998,000  >         5.0%
                                                                          -                                   -

AS OF DECEMBER 31, 1998:
  Total Risk-Based Capital To
   (Risk-Weighted Assets)            4,638,000       14.5%     2,559,000  >           8.0%         3,199,000  >        10.0%
                                                                          -                                   -

Tier I Capital To
   (Risk-Weighted Assets)            4,443,000       13.1%      1,357,00  >           4.0%         2,035,000  >         6.0%
                                                                          -                                   -

Tier I Capital To
   (Average Assets)                  4,443,000        8.4%     2,116,000  >           4.0%         2,645,000  >         5.0%
                                                                          -                                   -

CITIZEN EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999


R. CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

   Condensed parent company financial information on Citizens Effingham Bancshares, Inc., is as follows:

BALANCE SHEETS

                                                                                          As of December 31,
                                                                                   --------------------------------
                                                                                       1999                1998
                                                                                   ------------        ------------
ASSETS
  Cash in subsidiary                                                               $     30,667        $     63,234
  Due from subsidiary - income taxes                                                     20,274                  --
  Investment in subsidiary, at equity in underlying net assets                        4,700,934           4,443,352
  Other current assets                                                                   12,088                  --
                                                                                   ------------        ------------
        Total Assets                                                               $  4,763,963        $  4,506,586
                                                                                   ============        ============

LIABILITIES
  Income taxes payable                                                             $      2,586        $         --
                                                                                   ------------        ------------
     Total Liabilities                                                                    2,586                  --
                                                                                   ------------        ------------

SHAREHOLDERS' EQUITY
  Common stock, $1 par value; authorized 20,000,000 shares, issued
   and outstanding 512,000 shares                                                       512,000             512,000
  Paid-in capital surplus                                                             4,608,000           4,608,000
  Deficit accumulated during development stage                                         (220,645)           (220,645)
  Accumulated deficit                                                                   (84,269)           (392,769)
                                                                                   ------------        ------------
     Total                                                                            4,815,086           4,506,586
  Less - unrealized gains (losses) on securities                                        (53,709)                 --
                                                                                   ------------        ------------
     Total shareholders' equity                                                       4,761,377           4,506,586
                                                                                   ------------        ------------
        Total Liabilities and Shareholders' Equity                                 $  4,763,963        $  4,506,586
                                                                                   ============        ============

STATEMENTS OF INCOME AND ACCUMULATED DEFICIT

                                                                                         Years Ended December 31,
                                                                                   --------------------------------
                                                                                       1999                1998
                                                                                   ------------        ------------
OPERATING EXPENSES                                                                 $     32,567        $     56,766
                                                                                   ------------        ------------
LOSS BEFORE TAXES AND EQUITY IN UNDISTRIBUTED                                           (32,567)            (56,766)
  Add - Benefit for income taxes                                                         29,776                  --
                                                                                   ------------        ------------
LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARY                          (2,791)            (56,766)
  Equity in undistributed income (loss) of subsidiary                                   311,291            (463,556)
                                                                                   ------------        ------------
NET INCOME (LOSS)                                                                       308,500            (520,322)
ACCUMULATED DEFICIT, BEGINNING                                                         (613,414)            (93,092)
                                                                                   ------------        ------------
ACCUMULATED DEFICIT, ENDING                                                        $   (304,914)       $   (613,414)
                                                                                   ============        ============

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999

STATEMENTS OF CASH FLOWS

                                                                                    For The Years Ended December 31,
                                                                                   --------------------------------
                                                                                       1999                1998
                                                                                   ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $    308,500        $   (520,322)
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
  Equity investment income (loss)                                                      (311,291)            463,556
  Net change in operating assets and liabilities:
  Increase (decrease) in other current assets                                           (12,088)                 --
  Increase (decrease) in other liabilities                                              (17,688)                 --
                                                                                   ------------        ------------
      Net cash used in operating activities                                             (32,567)            (56,766)
                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiary                                                                   --          (5,000,000)
                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                                                               --           5,120,000
                                                                                   ------------        ------------
      Net cash provided by financing activities                                              --           5,120,000
                                                                                   ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (32,567)             63,234
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                                       63,234                  --
                                                                                   ------------        ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                                   $     30,667        $     63,234
                                                                                   ============        ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

The following table sets forth for each director of the Company (1) the person's name, (2) his or her age at December 31, 1999, and (3) his or her positions with the Company other than as a director and his or her other business experience for the past five years. All persons listed below have been directors of the Company since its incorporation in April 1997.

                 NAME (AGE)                                       BUSINESS EXPERIENCE
                 ----------                                       -------------------
            Harry Shearouse* (53)                       President, Chief Executive Officer of the Company
                                                        and President of the Bank
            Jon G. Burns (47)                           Owner and Operator of B&S Feed and Farm Supply
            Charles E. Hartzog (63)                     Retired Banker
            Philip M. Heidt (51)                        Owner of Heidt Real Estate Services, Inc., which
                                                        operates Century 21/Heidt Realty
            W. Harvey Kieffer (57)                      Owner and Operator of Kieffer Carter
                                                        Construction, Inc.
            C. Murray Kight (67)                        Real Estate Developer
            Thomas C. Strickland, Jr. (57)              Owner and Operator of Strickland Funeral Home,
                                                        Inc. and Real Estate Developer
            Mariben M. Thompson (59)                    Real Estate and Diversified Investor
            Thomas O. Triplett, Sr. (64)                Retired Banker and Former Legislator
            J. Terrell Webb (69)                        Retired Pharmacist
            H. Mitchell Weitman (53)                    Owner and Operator of Weitman Pharmacy, Inc.
            Wendel H. Wilson (55)                       Certified Public Accountant, Managing Partner of
                                                        Wilson & Kessler, C.P.A.

            ------------------------

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

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table presents the total compensation of the Company paid during fiscal years 1999, 1998 and 1997 (since the Company's inception in April 1997) to its chief executive officer. No executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 1999, 1998 and 1997.

                                           Annual Compensation                                  Long-Term Compensation
                                           -------------------                                  ----------------------
                                                                                             Awards                 Payouts
                                                                                             ------                 -------
                                                                           Other     Restricted                             All
                                                                           Annual      Stock       Options/    LTIP        Other
                                                  Salary      Bonus     Compensation   Awards        SAR's    Payouts  Compensation
Name and Position                     Year         ($)         ($)           (S)         ($)         (#)        ($)         ($)
-----------------                     ----       -------      -----     ------------ ----------    --------   -------  ------------
Harry H. Shearouse,                   1999        94,561      3,750          --
  President and Chief                 1998        88,333         --          --          --          --          --          --
  Executive Officer                   1997*       63,333         --          --          --          --          --          --

---------------
* From the Company's inception in April 1997.

COMPENSATION OF DIRECTORS AND OFFICERS

Effective February 12, 1997, the Company entered into an employment agreement with Mr. Shearouse. Under the terms of the employment agreement, Mr. Shearouse received a starting salary of $80,000 per year until the Company satisfied the conditions for releasing offering funds from the escrow account. After the Company broke escrow, Mr. Shearouse would begin receiving a salary of $90,000 per year. The term of the employment agreement is three years from the date of opening.

Officers and directors of the Company will not be separately compensated for their services to the Company until the Company earns a cumulative profit. Directors of the Bank will not be compensated for their services as directors until the Bank earns a cumulative profit.

OPTION GRANTS IN FISCAL YEAR 1999

The Company did not grant any options in fiscal year 1999.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's common stock beneficially owned as of February 15, 2000, by each director of the Company and all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

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

                                        Number        Percent
Name and Address                      Of Shares       Of Class
---------------------------           ---------       --------
(A)   DIRECTORS

Jon G. Burns
5829 Clyo Kildare Road
Newington, GA 30446                    21,000(1)        4.10%

Charles E. Hartzog
P.O. Box 433
Springfield, GA 31329                  12,500           2.44%

Philip M. Heidt
2954 Springfield Egypt Road
Springfield, GA 31329                   8,350(2)        1.63%

W. Harvey Kieffer
308 Merion Road
Rincon, GA 31326                          510            .10%

C. Murray Kight
P.O. Box 323
Springfield, GA 31329                  20,000           3.91%

Harry H. Shearouse(3)
610 Stillwell Road
Springfield, GA 31329                  10,000           1.95%

                                        Number        Percent
Name and Address                      Of Shares       Of Class
---------------------------           ---------       --------
Thomas C. Strickland, Jr.
P.O. Box 295
Springfield, GA 31329                  16,850(4)        3.29%

Mariben M. Thompson
P.O. Box 129
Guyton, GA 31312                        5,000           0.98%


Thomas O. Triplett, Sr.
400 Lake Tomacheechee Drive
Rincon, GA 31326                        5,000           0.98%

J. Terrell Webb
904 North Ash Street
Springfield, GA 31329                  20,000           3.91%

H. Mitchell Weitman
P.O. Box 188
Springfield, GA 31329                   5,000           0.98%

Wendel H. Wilson
930 Old Dixie Highway
Springfield, GA 31329                  10,200(5)        1.99%

(B) ALL DIRECTORS AND
EXECUTIVE OFFICERS AS A GROUP
(12 PERSONS)                          134,410          26.25%

(1) Consists of (i) 16,000 shares owned directly by Mr. Burns, and (ii) 5,000 shares owned by Mr. Burns' children as to which beneficial ownership is shared.

(2) Consists of (i) 7,500 shares owned directly by Mr. Heidt, and (ii) 850 shares held by Mr. Heidt's spouse as to which beneficial ownership is shared.

(3)  Mr. Shearouse is the only executive officer of the Company.

(4)  Consists of (i) 3,850 shares owned directly by Mr. Strickland, (ii)
6,950 shares held in an IRA account for the benefit of Mr. Strickland, (iii) 1,050 shares held in a profit sharing plan for the benefit of Mr. Strickland,
(iv) 1,300 shares held by Mr. Strickland's spouse as to which beneficial ownership is shared, (v) 270 shares held in an IRA account for the benefit of Mr. Strickland's spouse as to which beneficial ownership is shared, and (vi) 3,430 shares held in a profit sharing plan for the benefit of Mr. Strickland's spouse as to which beneficial ownership is shared.

(5) Consists of (i) 5,000 shares owned directly by Mr. Wilson, (ii) 5,000 shares held in a trust in the name of Wendel H. Wilson as trustee for Troy Allison Cowart, (iii) 100 shares held in a trust in the name of Wendel H. Wilson as trustee for April Moore, and (iv) 100 shares held in the name of Wendel H. Wilson as trustee for Ashley R. Moore.

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

99       Notice and Proxy Statement

---------------

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

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

            The Company intends to hold its annual meeting of shareholders on April 6, 2000. The Company is filing its Proxy Statement with the Securities and Exchange Commission with this Annual Report on Form 10-KSB.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CITIZENS EFFINGHAM BANCSHARES, INC.



                            By: /s/ Harry H. Shearouse
                               ------------------------------------------
                               Harry H. Shearouse
                               President, Chairman of the Board,
                               Treasurer and Director


                            Date:      March 17, 2000
                                 ----------------------------------------


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



Signature                                          Title                                 Date
---------                                          -----                                 ----
 /s/ Harry H. Shearouse                     President, Chairman of the               March 17, 2000
------------------------------              Board, Treasurer and Director
Harry H. Shearouse                          (Principal Executive Officer)

 /s/ Carolyn B. Williamson                  Chief Financial Officer                  March 17, 2000
------------------------------              (Principal Financial and
Carolyn B. Williamson                       Accounting Officer)
                                            Director
 /s/ Jon G. Burns                                                                    March 17, 2000
------------------------------
Jon G. Burns

 /s/ Charles E. Hartzog                     Director                                 March 17, 2000
------------------------------
Charles E. Hartzog

 /s/ Philip M. Heidt                        Director                                 March 17, 2000
------------------------------
Philip M. Heidt

 /s/ W. Harvey Kieffer                      Director                                 March 17, 2000
------------------------------
W. Harvey Kieffer

 /s/ C. Murray Kight                        Director                                 March 17, 2000
------------------------------
C. Murray Kight

 /s/ Thomas C. Strickland, Jr.              Director                                 March 17, 2000
------------------------------
Thomas C. Strickland, Jr.

 /s/ Mariben M. Thompson                    Director                                 March 17, 2000
------------------------------
Mariben M. Thompson

 /s/ Thomas O. Triplett, Sr.                Director                                 March 17, 2000
------------------------------
Thomas O. Triplett, Sr.

 /s/ J. Terrell Webb                        Director                                 March 17, 2000
------------------------------
J. Terrell Webb

 /s/ H. Mitchell Weitman                    Director                                 March 17, 2000
------------------------------
H. Mitchell Weitman

 /s/ Wendel H. Wilson                       Director                                 March 17, 2000
------------------------------
Wendel H. Wilson

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                  EXHIBIT
-------                 -------
 3.1                    Articles of Incorporation (1)

 3.3                    Bylaws (1)

 4.1                    Instruments Defining the Rights of Security Holders.
                        See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

10.1                    Lot/Land Purchase and Sale Agreement, dated as of July
                        8, 1997, between Citizens Effingham Partnership
                        (predecessor to the Company) and 21 Center
                        Partnership. (1)

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

27.1                    Financial Data Schedule (for SEC use only).

99                      Notice and Proxy Statement

----------------

*               Compensatory plan or agreement.

(1) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.