Form 10QSB
period 2000-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2000-05-12
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended    March 31, 2000
                                          -------------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act
           For the transition period from                 to
                                          ---------------    -----------

Commission file number     333-07914
                       ----------------

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                       -----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            GEORGIA                                            58-2357619
-------------------------------                                ----------
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

Yes  [X]   No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 31, 2000


Transitional Small Business Disclosure Format (check one):

Yes   [ ]   No  [X]

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary

                                      INDEX

                                                                                             PAGE
PART I:    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

The following financial statements are provided for Citizens Effingham
Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

           Consolidated Balance Sheets (unaudited) - March 31, 2000 and
           December 31, 1999.                                                                  2

           Consolidated Statements of Income (unaudited) - For the Three Months
           Ended March 31, 2000 and 1999.                                                      3

           Consolidated Statements of Cash Flows (unaudited) - For the Three Months
           Ended March 31, 2000 and 1999.                                                      4

           Notes to Consolidated Financial Statements (unaudited)                              5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               7

PART II:   OTHER INFORMATION                                                                  10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                 CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2000 AND DECEMBER 31, 1999
                                     (UNAUDITED)


----------------------------------------------------------------------------------------------------------

                                                                           March 31,          December 31,
                                      ASSETS                                 2000                 1999
                                                                         ------------         ------------
Cash and due from banks                                                  $  1,740,806         $  2,787,749
Federal funds sold                                                          4,250,000            2,410,000
                                                                         ------------         ------------
    Total cash and cash equivalents                                         5,990,806            5,197,749
                                                                         ------------         ------------
Securities available for sale, at fair value                                3,105,814            2,610,742
Loans, net of unearned income                                              37,759,351           33,579,810
Less-allowance for loan losses                                               (507,440)            (481,035)
                                                                         ------------         ------------
    Loans, net                                                             37,251,911           33,098,775
                                                                         ------------         ------------
Bank premises and equipment, less accumulated depreciation                  1,908,002            1,935,866
Accrued interest receivable                                                   406,105              366,567
Other assets and accrued income                                               255,529              261,224
                                                                         ------------         ------------
      TOTAL ASSETS                                                       $ 48,918,167         $ 43,470,923
                                                                         ============         ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand                                            $  4,704,532         $  4,843,875
  Interest-bearing demand                                                  38,966,566           33,646,248
                                                                         ------------         ------------
      Total deposits                                                       43,671,098           38,490,123
Other liabilities and accrued expenses                                        289,964              219,423
                                                                         ------------         ------------
      Total liabilities                                                    43,961,062           38,709,546
                                                                         ------------         ------------
Shareholders' Equity
 Common stock, $1 par value, authorized 20,000,000 shares, issued
   and outstanding 512,000 shares                                             512,000              512,000
Paid-in capital surplus                                                     4,608,000            4,608,000
Retained earnings (accumulated deficit)                                       113,879              (84,269)
Deficit accumulated during development stage                                 (220,645)            (220,645)
Accumulated other comprehensive income                                        (56,129)             (53,709)
                                                                         ------------         ------------
    Total shareholders' equity                                              4,957,105            4,761,377
                                                                         ------------         ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 48,918,167         $ 43,470,923
                                                                         ============         ============

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2000             1999
                                                               --------        ---------
INTEREST INCOME:
  Interest and fees on loans                                   $923,735        $ 401,529
  Income on federal funds sold                                   33,177           41,198
  Interest on securities                                         39,344           11,838
                                                               --------        ---------
    Total interest income                                       996,256          454,565
                                                               --------        ---------
INTEREST EXPENSE:
  Interest on NOW and money market deposits                     101,112           56,911
  Interest on savings deposits                                    3,839            1,592
  Interest on time deposits                                     326,208          139,346
                                                               --------        ---------
   Total interest expense                                       431,159          197,849
                                                               --------        ---------
 Net interest income before loan losses                         565,097          256,716
  Less - provision for loan losses                               51,000          110,000
                                                               --------        ---------
    Net interest income after provision for loan losses         514,097          146,716
                                                               --------        ---------
OTHER OPERATING INCOME:
  Service charges on deposit accounts                            57,108           18,037
  Other service charges, commissions and fees                    16,089           14,432
  Other income                                                      269               20
                                                               --------        ---------
    Total other operating income                                 73,466           32,489
                                                               --------        ---------
OTHER OPERATING EXPENSE:
  Salaries                                                      149,167          128,365
  Employee benefits                                              20,227           20,279
  Net occupancy expenses                                         29,858           45,319
  Equipment rental and depreciation of equipment                 41,049           10,844
  Other expenses                                                 92,596           74,010
                                                               --------        ---------
    Total other operating expenses                              332,897          278,817
                                                               --------        ---------
INCOME BEFORE INCOME TAXES                                      254,666          (99,612)
  Income tax provision                                           45,000               --
                                                               --------        ---------
Net Income                                                     $209,666        $ (99,612)
                                                               ========        =========

INCOME PER SHARE*                                              $   0.41        $   (0.19)
                                                               ========        =========

 * Net Income (Loss)/weighted average outstanding shares of 512,000.

                CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

================================================================================

                                                                          Three Months Ended

                                                                               March 31,
                                                                        2000                1999
                                                                     -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $   209,666         $   (99,612)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                             51,000             110,000
    Depreciation                                                          31,563              25,146
    Changes in accrued income and other assets                           (33,843)           (106,656)
    Changes in accrued expenses and other liabilities                     50,268             206,396
                                                                     -----------         -----------
      Net cash provided by operating activities                          308,654             135,274
                                                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans made to customers                               (4,204,136)         (7,540,639)
  Purchase of securities available for sale                             (497,492)         (1,509,337)
  Purchases of property and equipment                                     (3,699)            (35,105)
                                                                     -----------         -----------
    Net cash used in investing activities                             (4,705,327)         (9,085,081)
                                                                     -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand and savings account                             2,588,110             809,774
  Net change in other time deposits                                    2,601,620           6,699,958
                                                                     -----------         -----------
    Net cash provided by financing activities                          5,189,730           7,509,732
                                                                     -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     793,057          (1,440,075)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           5,197,749           5,523,185
                                                                     -----------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 5,990,806         $ 4,083,110
                                                                     ===========         ===========

SUPPLEMENT CASH FLOW INFORMATION:

Cash paid for interest                                               $   411,966         $   100,355
                                                                     ===========         ===========

Cash paid for income taxes                                           $     2,586         $        --
                                                                     ===========         ===========

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

================================================================================

(1)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(2)      NEW AND PENDING PRONOUNCEMENTS

                  During 1999, the Company adopted FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

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

(3)      OTHER COMPREHENSIVE INCOME

                  During the three months ended March 31, 2000, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1999 follows:


         Accumulated other comprehensive income at December 31, 1999        $53,709

         Other comprehensive income, net of tax:
           Change in unrealized gain (loss)
             on securities available for sale, net
             of deferred income tax benefit of $28,915                        2,420
           Less: Reclassification adjustment for (gains) losses
               realized in net income                                            --
                                                                            -------
                                                                              2,420
                                                                            -------
         Accumulated other comprehensive income at March 31, 2000           $56,129
                                                                            =======

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

================================================================================


(4)      SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2000 and 1999 are:


                                               Three Months Ended
                                                   March 31,
                                               2000          1999
                                             -------        ------
         Data Processing                     $15,121        $5,750
         Supplies/Printing                   $10,474        $7,852
         Telephone and communications        $ 6,416        $5,870

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2000 and 1999

================================================================================


INTERIM FINANCIAL CONDITION

         Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $48,918,167 as of March 31, 2000, compared to $43,470,923 at December 31, 1999. The most significant change in the composition of assets was an increase in net loans from $33,098,775 to $37,251,911. There was also investments purchased during the first quarter whose market value total at March 31, 2000 was $497,534.

LIQUIDITY

         The Bank's liquid assets as a percentage of total deposits were 13.7% at March 31, 2000, compared to 13.5% at December 31, 1999. The Company has approximately $2,250,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2000. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

         The capital of the Company totaled $4,957,105 as of March 31, 2000. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 11.0% at March 31, 2000, compared to 11.9% at December 31, 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2000, the Bank had a risk-weighted total capital ratio of 14.1% compared to 14.5% at December 31, 1999, and a Tier I risk-weighted capital ratio of 12.8%, compared to 13.3% at December 31, 1999. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY

         Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $110,827, an increase of $21,191 from December 31, 1999. There were no related party loans which were considered nonperforming at March 31, 2000. The composition of the nonperforming assets is presented in the following table:

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2000 and 1999

================================================================================



                                                               March 31,      December 31,
                                                                 2000            1999
                                                               -------         --------
         Loans on nonaccrual                                   $13,393        $      --
         Loans greater than 90 days past due                    15,656               --
         Other real estate owned                                    --               --
         Other repossessed collateral                               --               --
                                                               -------         --------
             Total nonperforming assets                        $29,049        $      --
                                                               =======         ========
         Total nonperforming assets as a percentage
         of total loans (gross) and other real estate             0.07%            0.30%
                                                                  ----             ----



         The allowance for loan losses totaled $507,440 at March 31, 2000, a net increase of $26,405 from December 31, 1999. The allowance for loan losses represented 1.3% and 1.4% of total loans at March 31, 2000 and December 31, 1999, respectively. An analysis of the allowance for loan losses since December 31, 1999 follows:


         Allowance for loan losses at December 31, 1999        $481,035

         Charge-offs:
             Commercial                                              --
             Real Estate                                             --
             Installment                                         25,036
                                                               --------

               Total                                             25,036
                                                               --------
         Recoveries:
             Commercial                                              --
             Real Estate                                             --
             Installment                                            441
                                                               --------

               Total                                                441
                                                               --------
         Provision charged to income                             51,000
                                                               --------
         Allowance for loan losses at March 31, 2000           $507,440
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

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2000 and 1999

================================================================================


not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

         The Bank was most recently examined by its primary regulatory authority in March 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES

         At March 31, 2000, the Bank had $3,105,814 in investment securities available-for-sale. The net unrealized loss on available for sale securities, net of deferred taxes, was $56,129 on March 31, 2000. During the period ended March 31, 2000, there were no maturities and calls of investment.

RESULTS OF OPERATIONS

         Net interest income for the first three months of 2000 was $514,097, and increase of $367,381 (71.4%) compared to the same period for 1999. Interest income for the first three months of 2000 was $996,256, representing an increase of $541,691 (54.3%) over the same period in 1999. The increase in interest income was due to an increase in total loans outstanding as a result of the Company's growth. The Company opened for business in September 1998. Interest expense for the first three months of 2000 increased $233,310 (54.1%) compared to the same period in 1999. The increase in interest expense is primarily due to an increase in interest bearing deposits since the Company opened for operations.

         Amounts charged to expense related to the allowance for loan losses for the first three months of 2000 and 1999 were $51,000 and $110,000, respectively.

         Other operating income for the first three months of 2000 was $73,466, an increase of $40,977 (55.7%) compared to the same period in 1999. The increase in service charges on deposit accounts of $39,071 (68%) is due to an increase in the number of accounts and deposit activity.

         Other operating expenses for the first three months of 2000 were $332,897, an increase of $54,080 (16.2%) compared to the same period for 1999. The increase is primarily attributable to an increase of employee salaries and benefits of $20,750 and an increase in equipment rental and depreciation of $30,205.

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary

================================================================================


PART II: OTHER INFORMATION:

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a) Not Applicable
     (b) Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
     There were no matters submitted to security holders for a vote during the three months ended March 31, 2000.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
   A.  Exhibits - 27.1 Financial Data Schedule (for SEC use only)
   B. There have been no reports filed on form 8-K for the three months ended March 31, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.


/s/Harry H. Shearouse
-----------------------

Harry H. Shearouse
President/Chief Executive Officer


Date:  May 8, 2000