Form 10QSB
period 2000-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2000-08-11
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
           For the quarterly period ended June 30, 2000
                                          -------------

[ ]  Transition report under Section 13 or 15 (d) of the Exchange Act
           For the transition period from ____________ to

Commission file number 333-07914
                       ---------

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

Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at June 30, 2000

Transitional Small Business Disclosure Format (check one):

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

           Consolidated Balance Sheets (unaudited) - June 30, 2000 and
           December 31, 1999.                                                                  2

           Consolidated Statements of Income (unaudited) - For the Six Months
           Ended June 30, 2000 and 1999 and For the Three Months Ended                         3
           June 30, 2000 and 1999

           Consolidated Statements of Cash Flows (unaudited) - For the Six Months
           Ended June 30, 2000 and 1999.                                                       4

           Notes to Consolidated Financial Statements (unaudited)                              5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                               7

PART II:   OTHER INFORMATION                                                                  10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                       June 30,             December 31,
                           ASSETS                                                        2000                   1999
                                                                                     -----------            ------------
Cash and due from banks                                                              $  2,030,417           $  2,787,749
Federal funds sold                                                                      3,100,000              2,410,000
                                                                                     ------------           ------------
     Total cash and cash equivalents                                                    5,130,417              5,197,749
                                                                                     ------------           ------------
Securities available for sale, at fair value                                            3,105,535              2,610,742

Federal Home Loan Bank stock, at cost                                                     114,800                     --

Loans, net of unearned income                                                          40,483,176             33,579,810

Less- allowance for loan losses                                                          (530,034)              (481,035)
                                                                                     ------------           ------------
   Loans, net                                                                          39,953,142             33,098,775
                                                                                     ------------           ------------
Bank premises and equipment, less accumulated depreciation                              1,876,146              1,935,866

Accrued interest receivable                                                               453,616                366,567

Other assets and accrued income                                                           250,217                261,224
                                                                                     ------------           ------------
     TOTAL ASSETS                                                                    $ 50,883,873           $ 43,470,923
                                                                                     ============           ============
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Non-interest bearing demand                                                       $  4,727,237           $  4,843,875
   Interest-bearing demand                                                             40,499,189             33,646,248
                                                                                     ------------           ------------
     Total deposits                                                                    45,226,426             38,490,123
Other liabilities and accrued expenses                                                    446,246                219,423
                                                                                     ------------           ------------
     Total liabilities                                                                 45,672,672             38,709,546
                                                                                     ------------           ------------
Shareholders' Equity
   Common stock, $1 par value, authorized 20,000,000 shares, issued
     and outstanding 512,000 shares                                                       512,000                512,000
   Paid-in capital surplus                                                              4,608,000              4,608,000
   Retained earnings (accumulated deficit)                                                368,209                (84,269)
   Deficit accumulated during development stage                                          (220,645)              (220,645)
   Accumulated other comprehensive income                                                 (56,363)               (53,709)
                                                                                     ------------           ------------
     Total shareholders' equity                                                         5,211,201              4,761,377
                                                                                     ------------           ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 50,883,873           $ 43,470,923
                                                                                     ============           ============

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
               AND FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                      Three Months Ended              Six Months Ended
                                                                           June 30,                       June 30,
                                                                     2000            1999             2000            1999
                                                                 -----------     -----------      -----------     -----------
INTEREST INCOME:
   Interest and fees on loans                                    $ 1,055,898     $   541,991      $ 1,979,633     $   943,520
   Income on federal funds sold                                       51,138          45,276           84,315          86,474
   Interest on securities                                             46,785          19,569           86,129          31,407
                                                                 -----------     -----------      -----------     -----------
      Total interest income                                        1,153,821         606,836        2,150,077       1,061,401
                                                                 -----------     -----------      -----------     -----------
INTEREST EXPENSE:
   Interest on NOW and money market deposits                         111,271          78,693          212,383         135,604
   Interest on savings deposits                                        4,268           2,259            8,107           3,851
   Interest on time deposits                                         386,003         188,580          712,211         327,926
                                                                 -----------     -----------      -----------     -----------
      Total interest expense                                         501,542         269,532          932,701         467,381
                                                                 -----------     -----------      -----------     -----------
   Net interest income before loan losses                            652,279         337,304        1,217,376         594,020
   Less - provision for loan losses                                   61,000          60,000          112,000         170,000
                                                                 -----------     -----------      -----------     -----------
      Net interest income after provision for loan losses            591,279         277,304        1,105,376         424,020
                                                                 -----------     -----------      -----------     -----------
OTHER OPERATING INCOME:
   Service charges on deposit accounts                                62,771          29,949          119,879          47,986
   Other service charges, commissions and fees                        15,661           8,982           31,750          23,414
   Other income                                                        1,493           4,607            1,762           4,627
                                                                 -----------     -----------      -----------     -----------
      Total other operating income                                    79,925          43,538          153,391          76,027
                                                                 -----------     -----------      -----------     -----------
OTHER OPERATING EXPENSE:
   Salaries                                                          153,361         137,555          302,528         265,920
   Employee benefits                                                  23,420          22,378           43,647          42,657
   Net occupancy expenses                                             21,767          36,571           51,625          81,890
   Equipment rental and depreciation of equipment                     38,572          12,336           79,621          23,180
   Other expenses                                                     89,275         141,914          216,367         215,924
                                                                 -----------     -----------      -----------     -----------
      Total other operating expenses                                 326,395         350,754          693,788         629,571
                                                                 -----------     -----------      -----------     -----------

INCOME BEFORE INCOME TAXES                                           344,809         (29,912)         564,979        (129,524)
   Income tax provision                                               67,500              --          112,500              --
                                                                 -----------     -----------      -----------     -----------

NET INCOME                                                       $   277,309     $   (29,912)     $   452,479     $  (129,524)
                                                                 ===========     ===========      ===========     ===========

INCOME PER SHARE*                                                $      0.54     $     (0.06)     $      0.88     $     (0.25)
                                                                 ===========     ===========      ===========     ===========

* Net Income (Loss) / weighted average outstanding shares of 512,000.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         2000                   1999
                                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $    452,479           $   (130,978)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                            112,000                     --
     Depreciation                                                                          62,333                     --
     Changes in accrued income and other assets                                           (55,768)                    --
     Changes in accrued expenses and other liabilities                                    206,548                 15,573
                                                                                     ------------           ------------
         Net cash provided by (used in) operating activities                              777,592               (115,405)
                                                                                     ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans made to customers                                               (6,966,367)                    --
   Purchase of securities available for sale                                             (497,447)                    --
   Purchase of Federal Home Loan Bank stock                                              (114,800)                    --
   Organization costs                                                                          --                (37,495)
   Purchases of property and equipment                                                     (2,613)              (451,733)
                                                                                     ------------           ------------
         Net cash used in investing activities                                         (7,581,227)              (489,228)
                                                                                     ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings account                                               940,811                     --
   Net change in other time deposits                                                    5,795,492                     --
   Proceeds from common stock subscribed                                                       --              1,109,807
   Proceeds from short-term borrowings and federal funds purchased                             --               (510,000)
                                                                                     ------------           ------------
         Net cash provided by financing activities                                      6,736,303                599,807
                                                                                     ------------           ------------
NET DECREASE IN  CASH AND CASH EQUIVALENTS                                                (67,332)                (4,826)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            5,197,749                  3,156
                                                                                     ------------           ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $  5,130,417           $     (1,670)
                                                                                     ============           ============

SUPPLEMENT CASH FLOW INFORMATION:

Cash paid for interest                                                               $    811,968           $    372,506
                                                                                     ============           ============

Cash paid for income taxes                                                           $     13,836           $         --
                                                                                     ============           ============

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

(3)      OTHER COMPREHENSIVE INCOME

                  During the six months ended June 30, 2000, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1999 follows:

                   Accumulated other comprehensive income at December 31, 1999            $53,709

                   Other comprehensive income, net of tax:
                      Change in unrealized gain (loss)
                        on securities available for sale, net
                        of deferred income tax benefit of $29,036                           2,654
                      Less: Reclassification adjustment for (gains) losses
                            realized in net income                                             --
                                                                                          -------
                                                                                            2,654
                                                                                          -------

                   Accumulated other comprehensive income at June 30, 2000                $56,363
                                                                                          =======

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


(4)      SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2000 and 1999 are:

                                             Three Months Ended          Six Months Ended
                                                  June 30,                  June 30,
                                              2000         1999         2000         1999
                                            -------      -------      -------      -------
          Data Processing                   $15,371      $ 5,750      $30,492      $30,742
          Supplies and Printing             $12,781      $18,247      $23,255      $26,099
          Telephone and communications      $ 6,449      $ 6,164      $12,865      $13,781

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2000 and 1999


INTERIM FINANCIAL CONDITION

         Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $50,883,873 as of June 30, 2000, compared to $43,470,923 at December 31, 1999. The most significant change in the composition of assets was an increase in net loans from $33,098,775 to $39,953,142. Federal Home Loan Bank stock was purchased during the second quarter at a cost of $114,800.

LIQUIDITY

         The Bank's liquid assets as a percentage of total deposits were 11.3% at June 30, 2000, compared to 13.5% at December 31, 1999. The Company has approximately $2,250,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2000. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

         The capital of the Company totaled $5,211,201 as of June 30, 2000. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 10.5% at June 30, 1999, compared to 11.9% at December 31, 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2000, the Bank had a risk-weighted total capital ratio of 14.1%, compared to 14.5% at December 31, 1999, and a Tier I risk-weighted capital ratio of 12.8 %, compared to 13.3% at December 31, 1999. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY

         Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $15,432, an increase of $15,432 from December 31, 1999. There were no related party loans which were considered nonperforming at June 30, 2000. The composition of the nonperforming assets is presented in the following table:

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2000 and 1999

                                                               June 30,        December 31,
                                                                 2000             1999
                                                              ---------       -------------
          Loans on nonaccrual                                 $      --         $      --
          Loans greater than 90 days past due                    15,432                --
          Other real estate owned                                    --                --
          Other repossessed collateral                               --                --
                                                              ---------         ---------

              Total nonperforming assets                      $  15,432         $      --
                                                              =========         =========

          Total nonperforming assets as a percentage
          of total loans (gross) and other real estate             0.04%             0.30%
                                                              ---------         ---------

         The allowance for loan losses totaled $530,034 at June 30, 2000, a net increase of $48,999 from December 31, 2000. The allowance for loan losses represented 1.3% and 1.4% of total loans at June 30, 2000 and December 31, 1999, respectively. An analysis of the allowance for loan losses since December 31, 1999 follows:

          Allowance for loan losses at December 31, 1999                 $  481,035

          Charge-offs:
             Commercial                                                      13,065
             Real Estate                                                         --
             Installment                                                     55,849
                                                                         ----------

               Total                                                         68,914
                                                                         ----------
          Recoveries:
             Commercial                                                       5,172
             Real Estate                                                         --
             Installment                                                        741
                                                                         ----------

               Total                                                          5,913
                                                                         ----------

          Provision charged to income                                       112,000
                                                                         ----------

          Allowance for loan losses at June 30, 2000                     $  530,034
                                                                         ==========

         The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2000 and 1999


may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations to the allowance will not be required.

         The Bank was most recently examined by its primary regulatory authority in March 1999. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES

         At June 30, 2000, the Bank had $3,105,535 in investment securities available-for-sale, compared to $2,610,742 at December 31, 1999. The net unrealized loss on available for sale securities, net of deferred taxes, was $56,363 on June 30, 2000. During the period ended June 30, 2000, there were no maturities and calls of investments.

RESULTS OF OPERATIONS

         Net interest income for the second quarter of 2000 was $591,279, an increase of $313,975 (53.1%) compared to the same period for 1999. Interest income for the second quarter of 2000 was $1,153,821, representing an increase of $546,985(47.4%) over the same period in 1999. The increase in interest income was due to an increase in total loans outstanding as a result of the Company's growth. The Company opened for business in September 1998. Interest expense for the second quarter of 2000 increased $232,010 (46.3%) compared to the same period in 1999. The increase in interest expense is primarily due to an increase in interest bearing deposits since the Company opened for operations.

         Amounts charged to expense related to the allowance for loan losses for the three months ending June 30, 2000 and 1999, were $61,000 and $60,000, respectively.

         Other operating income for the second quarter of 2000 was $79,925 an increase of $36,387 (45.5%) compared to the same period in 1999. The increase in service charges on deposit accounts of $32,822 (52.2%) is due to an increase in the number of accounts and deposit activity.

         Other operating expenses for the second quarter of 2000 were $326,395, a decrease of $24,359 (7.5%) compared to the same period for 1999. The decrease is primarily attributable to the decrease in other expenses, which is made up of supplies, legal fees, and Year 2000 expenses.

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

    (b)  Not Applicable

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to security holders for a vote during the six months ended June 30, 2000.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K.

     A.  Exhibits - 27.1 Financial Data Schedule

     B. There have been no reports filed on form 8-K for the six months ended June 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.


/s/ Harry H. Shearouse
------------------------------------
Harry H. Shearouse
President / Chief Executive Officer


Date: August 3, 2000