Form 10QSB
period 2000-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2000-11-13
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

[ ]        Transition report under Section 13 or 15 (d) of the Exchange Act

                For the transition period from             to
                                               -----------     -----------

Commission file number     333-07914
                       ----------------

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

                             802 South Laurel Street
                               Post Office Box 379
                           Springfield, Georgia 31329
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

Yes  [X]       No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at September 30, 2000


Transitional Small Business Disclosure Format (check one):

Yes  [X]       No  [ ]

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

           Consolidated Balance Sheets (unaudited) - September 30, 2000 and
           December 31, 1999.                                                                   2

           Consolidated Statements of Income (unaudited) - For the Nine Months
           Ended September 30, 2000 and 1999 and For the Three Months Ended
           September 30, 2000 and 1999                                                          3

           Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
           Ended September 30, 2000 and 1999.                                                   4

           Notes to Consolidated Financial Statements (unaudited)                               5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                7


PART II:   OTHER INFORMATION                                                                   10


The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                 CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                             Consolidated Balance Sheets
                      September 30, 2000 and December 31, 1999
                                     (Unaudited)

-------------------------------------------------------------------------------------------------------------
                                                                         September 30,            December 31,
                                       ASSETS                                2000                     1999
                                                                          ------------           ------------
Cash and due from banks                                                   $  1,987,724           $  2,787,749
Federal funds sold                                                           2,670,000              2,410,000
                                                                          ------------           ------------
  Total cash and cash equivalents                                            4,657,724              5,197,749
                                                                          ------------           ------------
Securities available for sale, at fair value                                 3,629,580              2,610,742
Federal Home Loan Bank stock, at cost                                          114,800                     --
Loans, net of unearned income                                               46,271,022             33,579,810
Less- allowance for loan losses                                               (576,792)              (481,035)
                                                                          ------------           ------------
  Loans, net                                                                45,694,230             33,098,775
                                                                          ------------           ------------
Bank premises and equipment, less accumulated depreciation                   1,844,603              1,935,866
Accrued interest receivable                                                    568,355                366,567
Other assets and accrued income                                                360,218                261,224
                                                                          ------------           ------------
  TOTAL ASSETS                                                            $ 56,869,510           $ 43,470,923
                                                                          ============           ============
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Non-interest bearing demand                                              $  5,913,749           $  4,843,875
 Interest-bearing demand                                                    44,907,035             33,646,248
                                                                          ------------           ------------
  Total deposits                                                            50,820,784             38,490,123
Other liabilities and accrued expenses                                         679,843                219,423
                                                                          ------------           ------------
  Total liabilities                                                         51,500,627             38,709,546
                                                                          ------------           ------------
Shareholders' Equity
 Common stock, $1 par value, authorized 20,000,000 shares, issued
  and outstanding 512,000 shares                                               512,000                512,000
  Paid-in capital surplus                                                    4,608,000              4,608,000
  Retained earnings (accumulated deficit)                                      507,451                (84,269)
  Deficit accumulated during development stage                                (220,645)              (220,645)
  Accumulated other comprehensive income                                       (37,923)               (53,709)
                                                                          ------------           ------------
  Total shareholders' equity                                                 5,368,883              4,761,377
                                                                          ------------           ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 56,869,510           $ 43,470,923
                                                                          ============           ============

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
             For the Three Months Ended September 30, 2000 and 1999
            and For the Nine Months Ended September 30, 2000 and 1999
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                                2000               1999               2000                1999
                                                             ----------          --------          ----------          ----------
INTEREST INCOME:
  Interest and fees on loans                                   $1,184,029          $673,939          $3,163,662          $1,617,459
  Income on federal funds sold                                     62,342            54,868             146,657             141,342
  Interest on securities                                           51,281            30,889             137,410              62,296
                                                               ----------          --------          ----------          ----------
     Total interest income                                      1,297,652           759,696           3,447,729           1,821,097
                                                               ----------          --------          ----------          ----------
INTEREST EXPENSE:
  Interest on NOW and money market deposits                       127,083            92,467             339,468             228,071
  Interest on savings deposits                                      4,270             3,591              12,377               7,442
  Interest on time deposits                                       456,437           232,183           1,168,646             560,109
                                                               ----------          --------          ----------          ----------
     Total interest expense                                       587,790           328,241           1,520,491             795,622
                                                               ----------          --------          ----------          ----------
  Net interest income before loan losses                          709,862           431,455           1,927,238           1,025,475
  Less - provision for loan losses                                101,000            55,000             213,000             225,000
                                                               ----------          --------          ----------          ----------
     Net interest income after provision for loan losses          608,862           376,455           1,714,238             800,475
                                                               ----------          --------          ----------          ----------
OTHER OPERATING INCOME:
  Service charges on deposit accounts                              65,217            35,999             185,096              83,985
  Other service charges, commissions and fees                      11,852            11,379              43,602              34,793
  Other income                                                        796             3,078               2,558               7,705
                                                               ----------          --------          ----------          ----------
     Total other operating income                                  77,865            50,456             231,256             126,483
                                                               ----------          --------          ----------          ----------
OTHER OPERATING EXPENSE:
  Salaries                                                        156,285           140,659             458,813             406,579
  Employee benefits                                                22,897            21,554              66,544              64,211
  Net occupancy expenses                                           27,088            46,930              78,713             128,820
  Equipment rental and depreciation of equipment                   38,970            13,869             118,591              37,049
  Other expenses                                                  139,565            68,412             332,954             284,336
                                                               ----------          --------          ----------          ----------
     Total other operating expenses                               384,805           291,424           1,055,615             920,995
                                                               ----------          --------          ----------          ----------
  INCOME BEFORE INCOME TAXES                                      301,922           135,487             889,879               5,963
    Income tax provision                                          185,658                --             298,158                  --
                                                               ----------          --------          ----------          ----------
NET INCOME                                                     $  116,264          $135,487          $  591,721          $    5,963
                                                               ==========          ========          ==========          ==========

INCOME PER SHARE*                                              $     0.23          $   0.26          $     1.16          $     0.01
                                                               ==========          ========          ==========          ==========

 * Net Income (Loss) / weighted average outstanding shares of 512,000.

             CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                                September 30,
                                                                          2000                  1999
                                                                      ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $    591,721           $      5,963
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                               213,000                225,000
   Depreciation                                                             93,896                 91,393
   Loss on sale of property and equipment                                      141                     --
   Changes in accrued income and other assets                             (274,883)              (258,379)
   Changes in accrued expenses and other liabilities                       434,520                170,035
                                                                      ------------           ------------
     Net cash provided by (used in) operating activities                 1,058,395                234,012
                                                                      ------------           ------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in loans made to customers                               (12,808,455)           (15,970,019)
   Purchase of securities available for sale                            (1,003,052)            (2,692,336)
   Purchase of Federal Home Loan Bank stock                               (114,800)                    --
   Purchases of property and equipment                                      (2,774)               (56,491)
                                                                      ------------           ------------
     Net cash used in investing activities                             (13,929,081)           (18,718,846)
                                                                      ------------           ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in demand and savings account                              3,365,969              2,013,441
   Net change in other time deposits                                     8,964,692             15,756,466
                                                                      ------------           ------------
     Net cash provided by financing activities                          12,330,661             17,769,907
                                                                      ------------           ------------
 NET DECREASE IN  CASH AND CASH EQUIVALENTS                               (540,025)              (714,927)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            5,197,749              5,523,185
                                                                      ------------           ------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                               $  4,657,724           $  4,808,258
                                                                      ============           ============

 SUPPLEMENT CASH FLOW INFORMATION:

 Cash paid for interest                                               $  1,380,451           $    654,625
                                                                      ============           ============

 Cash paid for income taxes                                           $     19,461           $         --
                                                                      ============           ============

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------


(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and
         Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

(3)      OTHER COMPREHENSIVE INCOME

         During the nine months ended September 30, 2000, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 1999 follows:


                 Accumulated other comprehensive income at December 31, 1999           $ 53,709

                 Other comprehensive income, net of tax:
                  Change in unrealized gain (loss)
                   on securities available for sale, net
                   of deferred income tax benefit of $19,536                            (15,786)
                  Less: Reclassification adjustment for (gains) losses
                        realized in net income                                               --
                                                                                       --------
                                                                                        (15,786)
                                                                                       --------
                 Accumulated other comprehensive income at September 30, 2000          $ 37,923
                                                                                       ========

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------


(4)  SUPPLEMENTAL FINANCIAL DATA

       Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2000 and 1999 are:

                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                                2000             1999             2000              1999
                                               -------          ------           -------         -------
         Data Processing                       $15,121          $ 5,750          $45,613         $36,492
         Supplies and printing                 $13,385          $11,265          $37,090         $37,364
         Telephone and communications          $ 6,508          $ 5,947          $19,373         $19,728
         Legal fees                            $ 4,000          $ 5,194          $11,806         $33,922
         Audit fees                            $ 8,700          $ 7,959          $26,100         $21,972

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Nine Months in the Period Ended
                           September 30, 2000 and 1999

--------------------------------------------------------------------------------
INTERIM FINANCIAL CONDITION

   Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $56,869,510 as of September 30, 2000, compared to $43,470,923 at December 31, 1999. The most significant change in the composition of assets was an increase in net loans from $33,098,775 to $45,694,230. Federal Home Loan Bank stock was purchased during the second quarter at a cost of $114,800.

LIQUIDITY

   The Bank's liquid assets as a percentage of total deposits were 9.2% at September 30, 2000, compared to 13.5% at December 31, 1999. The Company has approximately $2,250,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2000. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

   The capital of the Company totaled $5,368,885 as of September 30, 2000. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.9% at September 30, 2000, compared to 11.9% at December 31, 1999. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2000, the Bank had a risk-weighted total capital ratio of 12.8%, compared to 14.5% at December 31, 1999, and a Tier I risk-weighted capital ratio of 11.6 %, compared to 13.3% at December 31, 1999. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY

   Nonperforming assets which include nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $29,824 an increase of $29,824 from December 31, 1999. There were no related party loans which were considered nonperforming at September 30, 2000. The composition of the nonperforming assets is presented in the following table:

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Nine Months in the Period Ended
                           September 30, 2000 and 1999

--------------------------------------------------------------------------------

                                                            September 30,    December 31,
                                                                 2000            1999
                                                            -------------    ------------
         Loans on nonaccrual                                   $    --           $  --
         Loans greater than 90 days past due                    29,824              --
         Other repossessed collateral                               --              --
                                                               -------           -----

           Total nonperforming assets                          $29,824           $  --
                                                               =======           =====

         Total nonperforming assets as a percentage
         of total loans (gross) and other real estate             0.07%           0.00%
                                                               -------           -----

   The allowance for loan losses totaled $576,792 at September 30, 2000, a net increase of $95,757 from December 31, 1999. The allowance for loan losses represented 1.2% and 1.4% of total loans at September 30, 2000 and December 31, 1999, respectively. An analysis of the allowance for loan losses since December 31, 1999 follows:

      Allowance for loan losses at December 31, 1999              $481,035

      Charge-offs:
         Commercial                                                 13,065
         Real Estate                                                    --
         Installment                                               111,169
                                                                  --------

           Total                                                   124,234
                                                                  --------

      Recoveries:
         Commercial                                                  5,172
         Real Estate                                                    --
         Installment                                                 1,819
                                                                  --------

           Total                                                     6,991
                                                                  --------

         Provision charged to income                               213,000
                                                                  --------

         Allowance for loan losses at September 30, 2000          $576,792
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

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Nine Months in the Period Ended
                           September 30, 2000 and 1999

--------------------------------------------------------------------------------


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

INVESTMENT SECURITIES

   At September 30, 2000, the Bank had $3,629,580 in investment securities available-for-sale, compared to $2,610,742 at December 31, 1999. The net unrealized loss on available for sale securities, net of deferred taxes, was $37,923 on September 30, 2000. During the period ended September 30, 2000, there were no maturities and calls of investments.

RESULTS OF OPERATIONS

   Net interest income for the third quarter of 2000 was $608,862, an increase of $232,407 (38.2%) compared to the same period for 1999. Interest income for the third quarter of 2000 was $1,297,652, representing an increase of $537,956 (41.5%) over the same period in 1999. The increase in interest income was due to an increase in total loans outstanding as a result of the Company's growth. The Company opened for business in September 1998. Interest expense for the third quarter of 2000 increased $259,549 (44.2%) compared to the same period in 1999. The increase in interest expense is primarily due to an increase in interest bearing deposits since the Company opened for operations.

   Amounts charged to expense related to the allowance for loan losses for the three months ending September 30, 2000 and 1999, were $101,000 and $55,000, respectively.

   Other operating income for the third quarter of 2000 was $77,865 an increase of $27,409 (35.2%) compared to the same period in 1999. The increase in service charges on deposit accounts of $29,218 (44.8%) is due to an increase in the number of accounts and deposit activity.

   Other operating expenses for the third quarter of 2000 were $384,805, an increase of $93,381 (24.3%) compared to the same period for 1999. The increase is primarily attributable to the increase in other expenses, which is made up of supplies, professional fees and data processing expenses.

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary



PART II: OTHER INFORMATION:

Item 1. Legal Proceedings
     There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Changes in Securities
     (a) Not Applicable
     (b) Not Applicable
Item 3. Defaults Upon Senior Securities
     Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders There were no matters submitted to security holders for a vote during the nine months ended September 30, 2000.
Item 5. Other Information
     None
Item 6. Exhibits and Reports on Form 8-K.
   A.  Exhibits - 27.1 Financial Data Schedule
   B. There have been no reports filed on form 8-K for the nine months ended September 30, 2000.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.


/s/ Harry H. Shearouse
--------------------------------------
Harry H. Shearouse
President / Chief Executive Officer


Date:  November 6, 2000