Form 10KSB40
period 2000-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2001-03-29
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 2000

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act
           For the transition period from              to
                                          ------------    ------------

Commission file number  333-07914

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            GEORGIA                                         58-2357619
-------------------------------                             -----------
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

                                 (912) 754-0754
                                 ---------------
                (Issuer's Telephone Number, Including Area Code)

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

State issuer's revenues for its most fiscal year:  $5,199,867

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $7,680,000 as of March 15, 2001

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one):

Yes  [ ]   No  [X]

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I                                                                                                3
ITEM 1.                DESCRIPTION OF BUSINESS                                                        3
ITEM 2.                DESCRIPTION OF PROPERTIES                                                     19
ITEM 3.                LEGAL PROCEEDINGS                                                             19
ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           19

PART II                                                                                              19
ITEM 5.                MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                       STOCKHOLDERS MATTERS                                                          19
ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION                                            20
ITEM 7.                FINANCIAL STATEMENTS                                                          25
ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE                                           49

PART III                                                                                             49
ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    49
ITEM 10.               EXECUTIVE COMPENSATION                                                        50
ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT                                                                    51
ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                53
ITEM 13.               EXHIBITS, LISTS, AND REPORTS ON FORM 8 - K                                    53

SIGNATURES                                                                                           55

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

Market Area

In June 1997, the population of the city of Springfield was 1,393 and Rincon's population was 4,092. The estimated population of Effingham County in 1998 was 34,483. The average income per household of Effingham County for June 1997 was estimated to be $38,714. During the past decade, Effingham County's population has grown by 40 percent and is expected to continue growing through the next century.

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

The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank's statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Accordingly, the Bank's legal lending limits are approximately $750,000 for unsecured loans and approximately $1,250,000 for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

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

Employees

The Company has one employee, who is also an employee of the Bank. At December 31, 2000 the Bank had thirteen full-time and one part-time employee at the Springfield office and five full-time employees and one part-time employee at the Rincon office. The Bank employed nineteen full-time equivalent employees. The Company and the Bank consider the relationship with their employees to be excellent.

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

Acquisitions of Banks.

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

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

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

Permitted Activities

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless the Federal Reserve has determined that found those activities are so closely related to banking as to be a proper incident to the business of a banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

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

Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

         -        Lending, trust and other banking activities;

         - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         -        Providing financial, investment, or advisory services;

         - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         -        Underwriting, dealing in or making a market in securities;

         - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

         - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

         -        Merchant banking through securities or insurance affiliates;
                  and

         -        Insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although the Company is eligible to elect to become a financial holding company, currently the Company has no plans to make such an election.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2000, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments

The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-

Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consist of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consist of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000, the bank's ratio of total capital to risk-weighted assets was 12.0% and the ratio of Tier 1 Capital to risk-weighted assets was 11.0%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, the bank's leverage ratio was 10.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to other capital guidelines issued by the Georgia Department of Banking and Finance and the Federal Reserve, respectively, which provide for minimum ratios of total capital to total assets.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "Prompt Corrective Action."

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "Prompt Corrective Action" below.

The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. The payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

As of December 31, 2000, the amount available for dividends without regulatory consent was $409,326.

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

Privacy

Financial institutions are required to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

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

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Selected Statistical Information

The following statistical information is provided for the Company for the years ended December 31, 2000 and 1999. The data is presented primarily using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

I. Distribution of Assets, Liabilities, and Stockholder's Equity; Interest Rates and Interest Differential

The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                                       2000                                    1999
                                                     --------------------------------------     ----------------------------------
                                                                     Interest        Tax                     Interest      Tax
                                                       Average       Income/     Equivalent     Average      Income/    Equivalent
                                                       Balance       Expense        Yield       Balance      Expense      Yield
                                                     ---------       --------    ----------     --------     --------   ----------
                                                                                      (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold          $  2,871        $  182         6.34%      $  3,529      $  173      4.90%
Investment Securities:
  Taxable investment securities                          3,247           194         5.97%         1,811         101      5.58%
  Tax-exempt investment securities                          --            --         0.00%            --          --      0.00%
Loans (including loan fees)                             41,612         4,488        10.79%        24,275       2,410      9.93%
                                                      --------        ------        -----       --------      ------      ----
    Total interest earning assets                       47,730         4,864        10.19%        29,615       2,684      9.06%
                                                                      ------        -----                     ------      ----

Allowance for loan losses                                 (544)                                     (346)
Cash & due from banks                                    1,903                                     1,363
Premises and equipment                                   1,875                                     1,960
Other assets                                               749                                       301
                                                      --------                                   -------
    Total assets                                      $ 51,713                                   $32,893
                                                      ========                                   =======

Interest bearing liabilities:
  Deposits:
  Demand deposits                                        3,202            71         2.22%         1,928          43      2.23%
  Savings and Money Market                              10,496           415         3.95%         8,006         292      3.65%
  Time deposits                                         27,475         1,709         6.22%        14,946         832      5.57%
                                                      --------        ------        -----       --------      ------      ----
    Total interest bearing liabilities                  41,173         2,195         5.33%        24,880       1,167      4.69%
                                                                      ------        -----                     ------      ----

Non-interest bearing deposits                            4,917                                     3,425
Other liabilities                                          478                                       160
Stockholders' equity                                     5,145                                     4,428
                                                      --------                                   -------
    Total liabilities and stockholders' equity        $ 51,713                                   $32,893
                                                      ========                                   =======

Net interest income                                                   $2,669                                  $1,517
Net interest spread                                                                  4.86%                                4.37%
                                                                                    =====                                 ====
Net interest yield on average earning assets          $ 47,730        $2,669         5.59%      $ 29,615      $1,517      5.12%
                                                      ========        ======        =====       ========      ======      ====

As of December 31, 2000 and 1999 there were no loans on nonaccrual.

Loan fees are included in the interest income computation and were $258,425 and $166,873 as of December 31, 2000 and 1999, respectively.

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

                                                                      2000 to 1999                        1999 to 1998
                                                                   Increase (decrease)                 Increase (decrease)
                                                                   due to changes in                   due to changes in
                                                            ------------------------------     --------------------------------
                                                                         Yield/                              Yield/
                                                            Volume        Rate       Net        Volume        Rate        Net
                                                            -------      ------     ------      -------      ------     -------
                                                                                    (Amounts in Thousands)
      Interest earned on:
        Interest earning deposits and fed funds sold            (32)        41           9         (177)       247           70
        Investment securities:
          Taxable investment securities                          80         13          93          101         --          101
          Tax-exempt investment securities                       --         --          --           --         --           --
          Loans                                               1,721        357       2,078        1,560        617        2,177
                                                            -------       ----      ------      -------       ----      -------
            Total interest income                             1,769        411       2,180        1,484        864        2,348
                                                            -------       ----      ------      -------       ----      -------

      Interest paid on:
        Deposits:
          Demand deposits                                        28         --          28           20         19           39
          Savings                                                91         32         123          124        127          251
          Time deposits                                         697        180         877          369        364          733
          Other borrowings                                       --         --          --          (16)        --          (16)
                                                            -------       ----      ------      -------       ----      -------
            Total interest expense                              816        212       1,028          497        510        1,007
                                                            -------       ----      ------      -------       ----      -------

II. Investment Portfolio - Carrying Value of Securities

The following tables summarize the investment portfolio by type and maturity:

                                          Available for Sale
                                                 2000
                                               -------

                                        (Amounts in Thousands)
      U. S. Treasury                           $    --
      U.S. Government Agencies                   3,708
      State, county and municipal
      Mortgage-Backed Securities                    --
                                               -------
          Total                                $ 3,708
                                               =======

EXPECTED MATURITIES

                                                                        Available for Sale
                                  -----------------------------------------------------------------------------------------------
                                   Within              After One             After Five
                                    One               But Within             But Within              After
                                    Year      Yield   Five Years  Yield       Ten Years    Yield   Ten Years   Yield       Totals
                                  -------    -------  ----------  -----      ----------   -------  ---------   -----      -------
                                                                    (Dollars in Thousands)
U. S. Treasury                    $    --         --    $    --      --        $    --         --    $    --      --      $    --
U.S. Government Agencies               --         --      3,708     6.0%            --         --         --      --        3,708
State, county and municipal            --         --         --      --             --         --         --      --           --
Mortgage-Backed Securities             --         --         --      --             --         --         --      --           --
                                  -------    -------    -------    ----        -------    -------    -------    ----      -------
      Total                       $    --         --    $ 3,708     6.0%       $    --         --    $    --      --      $ 3,708
                                  =======    =======    =======    ====        =======    =======    =======    ====      =======

The Company had no securities classified as held to maturity or trading as of December 31, 2000 and 1999.

III. Loan Portfolio

The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                                                       2000                               1999
                                                            --------------------------         --------------------------
                                                                                 (Dollars in Thousands)
Commercial                                                  $ 10,309              20.5%        $  7,124              21.2%
Commercial - Business Real Estate                             10,464              20.8%           6,625              19.8%
Real Estate - Construction                                     8,542              17.0%           5,451              16.2%
Real Estate - Mortgage                                        15,506              30.9%          10,098              30.1%
Installment Loans to Individuals                               5,420              10.8%           4,281              12.7%
                                                            --------             -----         --------             -----
    Total Loans                                               50,241             100.0%          33,579             100.0%
    Less: Allowance for Loan losses                             (613)                              (481)
                                                            --------                           --------
        Total                                               $ 49,628                           $ 33,098
                                                            ========                           ========

                                                                                                           Rate Structure
                                          Maturity                                                           > One Year
                                ---------------------------------------------                       -----------------------------
                                                    Over One          Due                             Fixed           Variable
                                   One Year         Through          After                           Interest         Interest
                                   or Less         Five Years      Five Years        Total             Rate              Rate
                                ------------      -----------      ----------     ------------      -----------      ------------
Commercial                      $      4,819      $     5,190      $     300      $     10,309      $     2,331      $      3,159

Real estate - construction             8,076              466             --             8,542              375                91
                                ------------      -----------      ---------      ------------      -----------      ------------
    Total                       $     12,895      $     5,656      $     300      $     18,851      $     2,707      $      3,250
                                ============      ===========      =========      ============      ===========      ============

Statistical Information continued

IV. Summary of Loan Loss Experience

                                                                         2000          1999
                                                                       -------       -------
                                                                       (Amounts in Thousands)
Allowance for possible loan losses, beginning of period                $   481       $   195
Charge-offs:
    Commercial                                                              25            --
    Real estate - construction                                              --            --
    Real estate - mortgage                                                  --            --
    Consumer loans                                                         128             4
                                                                       -------       -------
        Total                                                              153             4
                                                                       -------       -------
Recoveries:
    Commercial                                                               5            --
    Real estate - construction                                              --            --
    Real estate - mortgage                                                  --            --
    Consumer loans                                                           6            --
                                                                       -------       -------
        Total                                                               11            --
                                                                       -------       -------

Net charge-offs                                                            142             4
                                                                       -------       -------

Additions charged to operations                                            274           290
Adjustments                                                                 --            --
                                                                       -------       -------
Allowance for possible loan losses, end of period                          613           481
                                                                       -------       -------

Average loans outstanding, net of unearned income                      $41,612       $24,275
                                                                       =======       =======
Ratio of net charge-offs during the period to average loans
    outstanding during the period                                         0.34%         0.02%
                                                                       =======       =======

                                                                         2000          1999
                                                                       -------       -------
RISK ELEMENTS
(Thousands)
Loans 90 days past due                                                 $    --       $     1
Loans on nonaccrual                                                         --            --
Other Real Estate                                                           --            --
                                                                       -------       -------
    Total Nonperforming assets                                         $    --       $     1
                                                                       -------       -------
    Total Nonperforming assets as a
        Percentage of loans                                                0.0%          0.0%
                                                                       =======       =======

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

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2000:

                                                         Allocated      % of Total
                                                          Amount        Allowance
                                                         ---------      ----------
      Commercial                                             254            41.3%
      Real Estate - Construction                             104            17.0%
      Real Estate - Mortgage                                 189            30.9%
      Installment Loans to Individuals                        66            10.8%
      Unallocated                                             --              --
                                                           -----        --------
      Total                                                  613          100.00%
                                                           =====        ========

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. As a new institution, the Bank does not have a sufficient history of portfolio performance on which to base additions. Accordingly, additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios, which reflect average ratios of .99% (national peer) and 1.50% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

V. Deposits

The following table summarizes the average balances and average rates for deposit accounts:

                                                               2000                          1999
                                                      ----------------------        ----------------------
                                                      Average        Average        Average        Average
                                                      Balance          Rate         Balance          Rate
                                                      --------       -------        --------       -------
                                                                           (Dollars in Thousands)
      Non-interest bearing deposits                   $  4,917                      $  3,425
      Interest bearing demand deposits                   3,202         2.22%           1,928         2.23%
      Savings and money market deposits                 10,496         3.95%           8,006         3.65%
      Time deposits                                     27,475         6.22%          14,946         5.57%
                                                      --------        -----         --------        -----

        Total average deposits                        $ 46,090         4.78%        $ 28,305         4.15%
                                                      ========        =====         ========        =====

As of December 31, 2000 the amount outstanding of time certificates of deposit of $100,000 or more was $14,180 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                                                     (Thousands)
      3 months or less                                $  2,368
      over 3 through 6 months                            5,666
      over 6 through 12 months                           6,045
      over 12 months                                       101
                                                      --------
        Total                                         $ 14,180
                                                      ========

VI. Selected Financial Data (amounts in thousands, except per share amounts)

The following represents selected financial data for the years ended December 31, 2000 and 1999. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                              2000              1999
                                                             ------           ------
      Interest Income                                         4,860            2,684
      Interest Expense                                        2,195            1,167
      Net Interest Income                                     2,665            1,517
      Provision for Loan Losses                                 274              290
      Net Earnings                                              819              309
      Net Earnings Per Share                                   1.60             0.60
      Total Average Stockholder's Equity                      5,145            4,428
      Total Average Assets                                   51,713           32,893
      Return on average assets                                 1.58%            0.94%
      Return on average equity                                15.92%            6.98%
      Average equity to average asset ratio                    9.95%           13.46%

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

The Bank also owns a branch in Rincon, Georgia at 600 South Columbia Avenue that was opened in November 1998. This one-story brick building contains approximately 3,757 square feet, with an attached drive-up canopy of approximately 1,883 square feet. The Rincon office is located on approximately
1.57 acres of land. The building has four teller stations and one ATM station.

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

FINANCIAL CONDITION

GENERAL

Total assets of $60,840,027 at December 31, 2000 is an increase of 39.9% from $43,470,923 at December 31, 1999. At December 31, 2000, total deposits had increased 42.4% to $54,801,009 from $38,490,123 at December 31, 1999. Total loans increased 49.9% to $49,628,693 from $33,098,775 at December 31, 1999. This represented a loan to deposit ratio at December 31, 2000 of 90.6% compared to 86.0% at December 31, 1999. Earning assets represented approximately 90.7% and 87.7% of total assets at December 31, 2000 and 1999, respectively.

CAPITAL

At December 31, 2000 and December 31, 1999, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "well-capitalized". Based on the level of the Bank's risk weighted assets at December 31, 2000 and December 31, 1999, the Bank had $1.0 and $1.6 million, respectively, more capital than necessary to satisfy the "well-capitalized" criteria.

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. Investment securities, exclusive of unrealized gains and losses, increased $995,252 during 2000. The Bank began purchasing available for sale securities during the first quarter of 1999. The Bank had no securities classified as held to maturity as of December 31, 2000. Federal funds sold decreased 28.2% to $1,730,000 at December 31, 2000, down from $2,410,000 at December 31, 1999 due to investing of these funds in securities and loans.

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

For the years ended December 31, 2000 and 1999, the Company had net income of $818,652 ($1.60 per share) and $308,500 ($0.60 per share), respectively. This increase was primarily attributable to the Company's increase in loans and related increase in net interest income of $1,163,444 from $1,226,674 for the year ended December 31, 1999 to $2,390,118 for the year ended December 31, 2000.

The following table shows the related results of operations ratios for Assets and Equity for the years ended December 31, 2000 and 1999:

                                                                     (Dollars in Thousands)
                                                                      2000            1999
                                                                     ------          ------
         Interest Income                                              4,860           2,684
         Interest Expense                                             2,195           1,167
         Net Interest Income                                          2,665           1,517
         Provision for Loan Losses                                      274             290
         Net Earnings                                                   819             309
         Net Earnings Per Share                                        1.60            0.60
         Total Average Stockholder's Equity                           5,145           4,428
         Total Average Assets                                        51,713          32,893
         Return on average assets                                      1.58%           0.94%
         Return on average equity                                     15.92%           6.98%
         Average equity to average asset ratio                         9.95%          13.46%

INTEREST INCOME/INTEREST EXPENSE

For the period ended December 31, 2000, interest income from loans and investments, including loan fees of $258,425, was $4,860,075 representing a yield of 10.18% on average earning assets of $47,730,017. Interest expense was $2,195,957, representing a cost of 5.33% on average interest bearing liabilities of $41,172,358. Net interest income was $2,664,118, producing a net yield of 5.59% on average earning assets.

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

ASSET QUALITY

The provision for loan losses for the years ended December 31, 2000 and 1999 was $274,000 and $290,000 respectively. Total charge-offs were $153,334 and $4,112 for the years ended December 31, 2000 and 1999, respectively, and were related to the Bank's consumer portfolio. At December 31, 2000 and 1999, the Bank had no loans past due 90 days or more. Also at December 31, 2000 and 1999, the Bank had no loans on non-accrual status. The allowance for loan losses at December 31, 2000 and 1999 was $612,727 and $481,035, respectively. This represents 1.22% and 1.43% of total loans at December 31, 2000 and 1999, respectively.

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

NON-INTEREST INCOME

Non-interest income for the years ended December 31, 2000 and 1999 was $339,792 and $204,004, respectively. This consisted primarily of service charges on deposit accounts, which were $256,137 and $142,081 for the years ended December 31, 1999 and 1998, respectively, and miscellaneous service fees which were $76,057 and $48,171 for the years ended December 31, 2000 and 1999, respectively. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base.

NON-INTEREST EXPENSE

Non-interest expense for the years ended December 31, 2000 and 1999 was $1,459,910 and $1,273,210, respectively. This consisted primarily of salaries and benefits, which were $620,150 and $578,692 for the years ended December 31, 2000 and 1999, respectively. Other major expenses included in non-interest expense for the year ended December 31, 2000 were supplies of $48,546 and data processing of $76,230. Other major expenses included in non-interest expense for the year ended December 31, 1999 were supplies of $51,539 and data processing of $15,121.

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

The Bank's interest rate sensitivity position at December 31, 2000, is set forth in the table below:

                                                                         0-90          91-365         Over 1 Year        Over
                                                                         Days           Days          thru 5 Years      5 Years
                                                                     -----------     -----------      ------------    ------------
INTEREST RATE SENSITIVE ASSETS:
  Loans                                                              $34,800,909     $ 2,481,636      $12,340,467     $    618,409
  Securities                                                             246,640         348,515        3,213,280               --
  Federal Funds Sold                                                   1,730,000              --               --               --
                                                                     -----------     -----------      -----------     ------------
      Total Interest Rate Sensitive Assets                           $36,777,549     $ 2,830,151      $15,553,747     $    618,409
                                                                     -----------     -----------      -----------     ------------

INTEREST RATE SENSITIVE LIABILITIES:
  Interest Bearing Demand Deposits                                   $        --     $        --      $        --     $  5,654,013
  Savings and Money Market Deposits                                      769,213              --               --        8,390,742
  Time Deposits                                                        4,620,447      10,086,461        6,736,627               --
                                                                     -----------     -----------      -----------     ------------
       Total Interest Rate Sensitive Liabilities                     $ 5,389,660     $10,086,461      $ 6,736,627     $ 14,044,755
                                                                     -----------     -----------      -----------     ------------
Interest Rate Sensitivity GAP                                        $31,387,889     $(7,256,310)     $ 8,817,120     $(13,426,346)
                                                                     -----------     -----------      -----------     ------------

Cumulative Interest Rate Sensitivity GAP                             $31,387,889     $24,131,579      $32,948,699     $ 19,522,353
                                                                     -----------     -----------      -----------     ------------
Cumulative GAP as a % of total assets at December 31, 2000                 51.64%          39.70%           54.21%           32.12%
                                                                           -----           -----            -----            -----
Cumulative GAP as a % of total assets at December 31, 2000                  6.32%          -0.30%           34.15%           11.40%
                                                                           -----           -----            -----            -----

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

At December 31, 2000, the above gap analysis indicates a positive cumulative gap position thru the one-year time interval of $24,131,579. A positive gap position indicates that the Company's rate sensitive assets will reprice faster than its rate sensitive liabilities, with 43% of rate sensitive liabilities and 71% of rate sensitive assets repricing within one year. The Bank is asset sensitive, meaning that rising rates tend to be beneficial, in the near and long term and is liability sensitive at the three-month and one-year time horizons, meaning that falling rates tend to be beneficial to the Bank's net interest margin. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short- term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

ITEM 7.  FINANCIAL STATEMENTS

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2000

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
INDEPENDENT AUDITORS' REPORT..................................................................           28

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets.................................................................           29

  Consolidated Statements of Changes in Shareholders' Equity..................................           30

  Consolidated Statements of Income...........................................................           31

  Consolidated Statements of Cash Flows.......................................................           32

  Notes to Consolidated Financial Statements..................................................           33

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Citizens Effingham Bancshares, Inc. and Subsidiary

         We have audited the accompanying consolidated balance sheets of Citizens Effingham Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Effingham Bancshares, Inc. and Subsidiary at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

February 6 2001
Dublin, Georgia

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                                As of December 31,
                                                                                         --------------------------------
                                                                                            2000                  1999
                                                                                         -----------          -----------
ASSETS
  Cash and due from banks                                                                $ 2,924,676          $ 2,787,749
  Federal funds sold                                                                       1,730,000            2,410,000
                                                                                         -----------          -----------
    Total cash and cash equivalents                                                        4,654,676            5,197,749
                                                                                         -----------          -----------
  Securities available for sale, at fair value                                             3,708,435            2,610,742
  Federal Home Loan Bank stock, restricted, at cost                                          114,800                   --
  Loans, net of unearned income                                                           50,241,420           33,579,810
  Less - allowance for loan losses                                                         (612,727)            (481,035)
                                                                                         -----------          -----------
     Loans, net                                                                           49,628,693           33,098,775
                                                                                         -----------          -----------
  Bank premises and equipment, net                                                         1,811,777            1,935,866
  Accrued interest receivable                                                                631,087              366,567
  Other assets                                                                               290,559              261,224
                                                                                         -----------          -----------
     TOTAL ASSETS                                                                        $60,840,027          $43,470,923
                                                                                         ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                                                 $ 5,677,818          $ 4,843,875
    Interest-bearing                                                                      49,123,191           33,646,248
                                                                                         -----------          -----------
       Total deposits                                                                     54,801,009           38,490,123
  Accrued interest payable                                                                   360,511              183,985
  Accrued expenses and other liabilities                                                      30,867               35,438
                                                                                         -----------          -----------
     Total liabilities                                                                    55,192,387           38,709,546
                                                                                         -----------          -----------
  Commitments and contingencies

  Shareholders' Equity:
    Common stock, $1 par value, authorized 20,000,000 shares, issued
       and outstanding 512,000 shares                                                        512,000              512,000
  Paid-in capital surplus                                                                  4,608,000            4,608,000
  Deficit accumulated during development stage                                              (220,645)            (220,645)
  Retained earnings (accumulated deficit)                                                    734,383              (84,269)
  Accumulated other comprehensive income (loss)                                               13,902              (53,709)
                                                                                         -----------          -----------
     Total shareholders' equity                                                            5,647,640            4,761,377
                                                                                         -----------          -----------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $60,840,027          $43,470,923
                                                                                         ===========          ===========

          See Accompanying Notes to Consolidated Financial Statements.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                               Deficit       Retained     Accumulated
                                                                  Paid-in     accumulated    Earnings        Other
                                                    Common        Capital       during     (Accumulated   Comprehensive
                                                     Stock        Surplus     development     Deficit)    Income (Loss)     Total
                                                   --------     ----------    -----------  ------------   -------------- ----------
BALANCE, DECEMBER 31, 1997                         $     --     $       --    $ (93,092)    $      --      $     --      $  (93,092)
                                                                                                                         ----------
Comprehensive income:
  Net loss                                               --             --     (127,553)     (392,769)           --        (520,322)
  Valuation allowance adjustment on
    securities available for sale                        --             --           --            --            --              --
                                                                                                                         ----------
      Total comprehensive loss                                                                                             (520,322)
                                                                                                                         ----------
  Initial issuance of stock                         512,000      4,608,000           --            --            --       5,120,000
                                                   --------     ----------    ---------     ---------      --------      ----------
BALANCE, DECEMBER 31, 1998                          512,000      4,608,000     (220,645)     (392,769)           --       4,506,586
                                                                                                                         ----------
Comprehensive income:
  Net income                                             --             --           --       308,500            --         308,500
  Valuation allowance adjustment on
    securities available for sale                        --             --           --            --       (53,709)        (53,709)
                                                   --------     ----------    ---------     ---------      --------      ----------
      Total comprehensive income                                                                                            254,791
                                                                                                                         ----------
BALANCE, DECEMBER 31, 1999                          512,000      4,608,000     (220,645)      (84,269)      (53,709)      4,761,377
Comprehensive income:
  Net income                                             --             --           --       818,652            --         818,652
  Valuation allowance adjustment on
    securities available for sale                        --             --           --            --        67,611          67,611
                                                   --------     ----------    ---------     ---------      --------      ----------
      Total comprehensive income                                                                                            886,263
                                                                                                                         ----------
BALANCE, DECEMBER 31, 2000                         $512,000     $4,608,000    $(220,645)    $ 734,383      $ 13,902      $5,647,640
                                                   ========     ==========    =========     =========      ========      ==========

          See Accompanying Notes to Consolidated Financial Statements.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                                          Years Ended December 31,
                                                                            --------------------------------------------------
                                                                               2000                1999               1998
                                                                            ----------          ----------         ---------
INTEREST INCOME:
  Interest and fees on loans                                                $4,487,893          $2,410,054         $ 242,607
  Income on federal funds sold                                                 181,492             173,326           103,354
  Interest on investment securities:
    Taxable income                                                             190,690             100,508                --
  Other interest                                                                    --                  --           132,231
                                                                            ----------          ----------         ---------
    Total interest income                                                    4,860,075           2,683,888           478,192
                                                                            ----------          ----------         ---------
INTEREST EXPENSE:
  Deposits                                                                   2,195,957           1,167,214           143,762
  Short-term debt                                                                   --                  --            16,738
                                                                            ----------          ----------         ---------
    Total interest expense                                                   2,195,957           1,167,214           160,500
                                                                            ----------          ----------         ---------
  Net interest income before loan losses                                     2,664,118           1,516,674           317,692
  Less - provision for loan losses                                             274,000             290,000           195,000
                                                                            ----------          ----------         ---------
    Net interest income after provision for loan losses                      2,390,118           1,226,674           122,692
                                                                            ----------          ----------         ---------
NONINTEREST INCOME:
  Service charges on deposit accounts                                          256,137             142,081             8,661
  Other service charges, commissions, and fees                                  76,057              48,171                --
  Other income                                                                   7,598              13,752               916
                                                                            ----------          ----------         ---------
     Total noninterest income                                                  339,792             204,004             9,577
                                                                            ----------          ----------         ---------
NONINTEREST EXPENSES:
  Salaries                                                                     620,150             578,692           311,695
  Employee benefits                                                            100,929              85,065            18,887
  Net occupancy expenses                                                       104,552              92,720            36,731
  Equipment rental and depreciation of equipment                               159,108             133,390            32,044
  Organization expenses                                                             --                  --            76,478
  Other expenses                                                               475,171             383,343           176,756
                                                                            ----------          ----------         ---------
    Total noninterest expense                                                1,459,910           1,273,210           652,591
                                                                            ----------          ----------         ---------
INCOME (LOSS) BEFORE INCOME TAXES                                            1,270,000             157,468          (520,322)
  Less - Income tax expense (benefit)                                          451,348            (151,032)               --
                                                                            ----------          ----------         ---------
NET INCOME (LOSS)                                                           $  818,652          $  308,500         $(520,322)
                                                                            ==========          ==========         =========

EARNINGS (LOSS) PER SHARE:
  Basic                                                                     $     1.60          $     0.60         $   (1.02)
                                                                            ==========          ==========         =========
  Diluted                                                                   $     1.60          $     0.60         $   (1.02)
                                                                            ==========          ==========         =========

          See Accompanying Notes to Consolidated Financial Statements.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                            ----------------------------------------------------
                                                                                2000                1999                 1998
                                                                            ------------        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $    818,652        $    308,500         $   (520,322)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Provision for loan losses                                                    274,000             290,000              195,000
    Depreciation                                                                 126,722             121,133               35,019
    Loss on sale of property                                                         141                  --                   --
    Changes in accrued income and other assets                                  (313,176)           (541,050)             (63,428)
    Changes in accrued expenses and other liabilities                            164,247             141,756               62,939
                                                                            ------------        ------------         ------------
      Net cash provided by (used in) operating activities                      1,070,586             320,339             (290,792)
                                                                            ------------        ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans made to customers                                      (16,803,918)        (20,660,960)         (12,922,815)
  Purchase of available for sale securities                                   (1,003,052)         (2,646,190)                  --
  Property and equipment expenditures                                             (2,774)            (76,291)          (1,606,323)
  Purchase of Federal Home Loan Bank stock                                      (114,800)                 --                   --
                                                                            ------------        ------------         ------------
      Net cash used in investing activities                                  (17,924,544)        (23,383,441)         (14,529,138)
                                                                            ------------        ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                    16,310,885          22,737,666           15,752,457
  Proceeds from stock issuance                                                        --                  --            5,120,000
  Payments on short-term borrowings                                                   --                  --             (532,500)
                                                                            ------------        ------------         ------------
      Net cash provided by financing activities                               16,310,885          22,737,666           20,339,957
                                                                            ------------        ------------         ------------
NET INCREASE (DECREASE) IN  CASH AND CASH EQUIVALENTS                           (543,073)           (325,436)           5,520,027
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   5,197,749           5,523,185                3,158
                                                                            ------------        ------------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  4,654,676        $  5,197,749         $  5,523,185
                                                                            ============        ============         ============

          See Accompanying Notes to Consolidated Financial Statements.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

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

         11. ADVERTISING COSTS - It is the policy of the Bank to expense advertising costs as they are incurred. The Bank does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the years ended December 31, 2000, 1999 and 1998 were $16,261, $11,149 and
                  $10,770, respectively.

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

                  Earnings per common share have been computed based on the following:

                                                                                           Years Ended December 31,
                                                                                   -----------------------------------------
                                                                                     2000            1999             1998
                                                                                   --------        --------        ---------
         Net income (loss)                                                         $818,652        $308,500        $(520,322)
           Less:  Preferred stock dividends                                              --              --               --
                                                                                   --------        --------        ---------
           Net income (loss) applicable to common stock                            $818,652        $308,500        $(520,322)
                                                                                   ========        ========        =========
           Weighted average number of common shares outstanding                     512,000         512,000          512,000
           Effect of dilutive options, warrants, etc                                     --              --               --
                                                                                   --------        --------        ---------
           Weighted average number of common shares outstanding
             used to calculate diluted earnings per common share                    512,000         512,000          512,000
                                                                                   ========        ========        =========

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

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

         The components of other comprehensive income and related tax effects are as follows:

                                                                                        Years Ended December 31,
                                                                                   ----------------------------------
                                                                                     2000            1999        1998
                                                                                   --------        -------       ----
         Unrealized holding gains (losses) on
           available-for-sale securities                                           $102,441        $81,377        $--
           Less:  Reclassification adjustment for (gains) losses
             realized in income                                                          --             --         --
                                                                                   --------        -------        ---
           Net unrealized gains                                                     102,441         81,377         --
           Tax effect                                                               (34,830)        27,668         --
                                                                                   --------        -------        ---
           Net -of-tax amount                                                        67,611         53,709         --
                                                                                   ========        =======        ===

B.       INVESTMENT SECURITIES

         Debt and equity securities have been classified in the balance sheet according to management's intent. The following table reflects the amortized cost and estimated market values of investments in debt securities held at December 31, 2000 and 1999. In addition, gross unrealized gains and gross unrealized losses are disclosed as of December 31, 2000 and 1999.

         The Company did not have any securities HELD TO MATURITY at December 31, 2000 and 1999.

         The book value and market values of securities AVAILABLE FOR SALE were:

                                                                             AMORTIZED    UNREALIZED  UNREALIZED    ESTIMATED
                                                                                COST         GAINS      LOSSES    MARKET VALUE
                                                                             ----------   ----------  ----------  ------------
         DECEMBER 31, 2000:
           Debt Securities
             U.S. Treasury and other government agencies                     $3,687,371     $21,064     $    --     $3,708,435
                                                                             ----------     -------     -------     ----------
               Total debt securities                                          3,687,371      21,064          --      3,708,435
           Equity securities                                                         --          --          --             --
                                                                             ----------     -------     -------     ----------
                   Total                                                     $3,687,371     $21,064     $    --     $3,708,435
                                                                             ==========     =======     =======     ==========

         DECEMBER 31, 1999:
           Debt Securities
             U.S. Treasury and other government agencies                     $2,692,119     $    --     $81,377     $2,610,742
                                                                             ----------     -------     -------     ----------
               Total debt securities                                          2,692,119          --      81,377      2,610,742
           Equity securities                                                         --          --          --             --
                                                                             ----------     -------     -------     ----------
                   Total                                                     $2,692,119     $    --     $81,377     $2,610,742
                                                                             ==========     =======     =======     ==========

         The book and market values of pledged securities were $1,844,167 and $1,844,329, respectively, at December 31, 2000, compared to $800,000 and $763,385, respectively, at December 31, 1999.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

         The amortized cost and estimated market value of debt securities held for investment and of available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                                                   Estimated
         December 31, 2000:                                                   Amortized Cost      Market Value
                                                                              --------------      ------------
           Due in one year or less                                              $       --         $       --
           Due after one year through five years                                 3,687,371          3,708,435
           Due after five years through ten years                                       --                 --
           Due after ten years                                                          --                 --
                                                                                ----------         ----------
           Total                                                                $3,687,371         $3,708,435
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

         At December 31, 2000, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

C.       LOANS

         The following is a summary of the loan portfolio by principal categories at December 31, 2000 and 1999:

                                                                                    2000                  1999
                                                                                 -----------          -----------
         Mortgage loans on real estate:
           Residential 1-4 family                                                $12,700,000          $ 7,744,048
           Commercial                                                             12,644,000            8,421,363
           Construction                                                            8,542,000            5,450,433
                                                                                 -----------          -----------
             Total mortgage loans on real estate                                  33,886,000           21,615,844
                                                                                 -----------          -----------
         Commercial loans                                                         10,310,000            7,680,062
                                                                                 -----------          -----------
         Other loans-
           Personal                                                                6,045,420            4,283,904
                                                                                 -----------          -----------
           Subtotal                                                               50,241,420           33,579,810
         Less:
           Allowance for loan losses                                                (612,727)            (481,035)
                                                                                 -----------          -----------
             Loans, net                                                          $49,628,693          $33,098,775
                                                                                 ===========          ===========

         Overdrawn accounts included in loans were $4,624 and $3,052 at December 31, 2000 and 1999.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

D.       ALLOWANCE FOR LOAN LOSSES

         A summary of changes in allowance for loan losses of the Bank for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                                      2000              1999             1998
                                                                                   ---------         ---------         --------
         Beginning Balance                                                         $ 481,035         $ 195,000         $     --
         Add - Provision for possible loan losses                                    274,000           290,000          195,000
                                                                                   ---------         ---------         --------
           Subtotal                                                                  755,035           485,000          195,000
                                                                                   ---------         ---------         --------
         Less:
           Loans charged off                                                         153,334             4,112               --
           Recoveries on loans previously charged off                                (11,026)             (147)              --
                                                                                   ---------         ---------         --------
             Net loans charged off                                                   142,308             3,965               --
                                                                                   ---------         ---------         --------
         Balance, end of year                                                      $ 612,727         $ 481,035         $195,000
                                                                                   =========         =========         ========

         At December 31, 2000 and 1999, there were no loans on which the accrual of interest had been discontinued or reduced.

E.       BANK PREMISES AND EQUIPMENT

         The following is a summary of asset classifications and depreciable lives for the Bank at December 31, 2000 and 1999:

                                                                              Useful Lives (Years)      2000               1999
                                                                              --------------------   ----------         ----------
         Land                                                                                        $  340,666         $  340,666
         Banking house and improvements                                              8 - 40           1,179,374          1,178,829
         Equipment, furniture, and fixtures                                           5-10              551,221            549,239
         Automobiles                                                                   5                 23,284             23,284
                                                                                                     ----------         ----------
           Total                                                                                      2,094,545          2,092,018
         Less - accumulated depreciation                                                               (282,768)          (156,152)
                                                                                                     ----------         ----------
               Bank premises and equipment, net                                                      $1,811,777         $1,935,866
                                                                                                     ==========         ==========

         Depreciation included in operating expenses amounted to $126,722, $121,133 and $35,019 in 2000, 1999 and 1998, respectively.

         Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2000, pertaining to banking premises and equipment, future minimum rent commitments under various leases are as follows:


         2001                                                 $ 47,534
         2002                                                   52,284
         2003                                                   57,523
         2004                                                   63,276
         2005                                                   68,732
           Thereafter                                               --
                                                              --------
             Total future minimum rent commitments            $289,349
                                                              ========

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

         The leases contain options to extend for periods from four to seven years. The cost of such rentals is not included above. Total rent expense for the year ended December 31, 2000 and 1999, amounted to $63,140 and $39,618, respectively.

F.       DEPOSITS

         The aggregate amount of time deposits exceeding $100,000 at December 31, 2000 and 1999 was $14,180,248 and $8,451,718, respectively, and the
         Bank had deposit liabilities in NOW accounts of $5,654,013 and $2,519,410 at December 31, 2000 and 1999, respectively.

         At December 31, 2000, the scheduled maturities of time deposits are as follows:

         2001                                              $14,524,354
         2002                                               12,539,532
         2003                                                6,273,955
         2004                                                  733,281
         2005                                                  218,736
                                                           -----------
           Total time deposits                             $34,289,858
                                                           ===========

G.       SHORT-TERM BORROWINGS

         The Bank had a line of credit for federal funds purchased of $2,250,000 with two correspondent institutions as of December 31, 2000. The Bank had not drawn from this line of credit during the year ended December 31, 2000 and 1999.

         The Company's subsidiary had no advances from the Federal Home Loan Bank (FHLB) at December 31, 2000 and 1999. The Company had FHLB stock with a carrying value of $114,800 at December 31, 2000. The Subsidiary is required to maintain a minimum investment in FHLB stock of the greater of 1% of total mortgage assets or .3% of total assets while the advance agreement is in effect.

H.       PROVISION FOR INCOME TAXES

         The provision for income taxes for the year ended December 31, 2000, 1999 and 1998 was computed as follows:

                                                                         2000             1999         1998
                                                                       --------        ---------       ----
         Current tax expense                                           $453,093        $   2,586        $--
         Deferred tax expense (benefit)                                  (1,745)        (153,618)        --
                                                                       --------        ---------        ---
             Net provision for income taxes                            $451,348        $(151,032)       $--
                                                                       ========        =========        ===

         Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

         The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:

                                                                                              Years Ended December 31,
                                                                                   ---------------------------------------------
                                                                                     2000               1999              1998
                                                                                   --------          ---------         ---------
         Tax on pretax income at statutory rate                                    $431,800          $  53,539         $(176,909)
         Benefit of graduated tax rates                                                  --             (8,876)               --
         Effect of unrealized net operating loss carryovers                              --                 --           113,482
         Benefit of realized net operating loss carryovers                           12,566           (112,757)               --
         State income tax, net of federal tax benefit                                29,591                 --                --
         Provision for federal alternative minimum tax                                   --              2,586                --
         Non-deductible business meals and entertainment                                439              1,011                --
         Non-deductible interest expense to carry tax-exempt income                   1,862                211                --
         Non-deductible social club dues                                              2,190              1,702             1,042
         Effect of deferred tax attributes                                          (27,100)           (88,448)           62,385
                                                                                   --------          ---------         ---------
             Total                                                                 $451,348          $(151,032)        $      --
                                                                                   ========          =========         =========
         Net effective tax rate                                                        35.4%             -94.6%              0.0%
                                                                                       ====             ======               ===

         The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:

                                                                                     2000             1999             1998
                                                                                   --------         --------         --------
         Deferred Income Tax Asset:
           Provision for loan losses, net                                          $181,380         $157,552         $ 62,691
           Organization costs                                                        30,748           42,279           53,809
           Unrealized loss on securities available for sale                           7,172           27,668               --
           AMT Credit Carryover                                                          --            2,586               --
           NOL carryover                                                                 --              725          113,482
                                                                                   --------         --------         --------
             Total deferred income tax assets                                       219,300          230,810          229,982
                                                                                   --------         --------         --------
         Deferred Income Tax Liabilities -
           Depreciation                                                             (58,139)         (50,898)         (23,012)
                                                                                   --------         --------         --------
             Net deferred tax asset                                                $161,161         $179,912         $206,970
                                                                                   ========         ========         ========

I.       EMPLOYEE BENEFIT PLANS

         During the year ended December 31, 2000, the Company established a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements. Matching contributions to the plan are at the discretion of the Board of Directors. Retirement plan expenses for administrative fees charged to operations amounted to $ -0- as of December 31, 2000. The Company made a profit sharing contribution of $12,068 for the year ended December 31, 2000.

J.       LIMITATION ON DIVIDENDS

         The Board of Directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank's regulatory agency if the following conditions are met:

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

              1) Total classified assets at the most recent examination of the bank do not exceed eighty (80) percent of equity capital.

              2) The aggregate amount of dividends declared in the calendar year does not exceed fifty (50) percent of the prior year's net income.

              3) The ratio of equity capital to adjusted total assets shall not be less than six (6) percent.

         As of January 1, 2001, the amount available for dividends without regulatory consent was $409,326.

K.       FINANCIAL INSTRUMENTS

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


                                                                                        Contract Amount
                                                                                        ---------------
                  Financial instruments whose contract amounts represent credit risk:
                    Commitments to extend credit                                         $ 10,834,000
                    Standby letters of credit                                                  10,000
                                                                                         ------------
                      Total                                                              $ 10,844,000
                                                                                         ============

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

L.       COMMITMENTS AND CONTINGENCIES

         In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

M.       RELATED PARTY TRANSACTIONS

         In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors. These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. The following is a summary of activity during 2000 with respect to such loans to these individuals:

                  Balances at December 31, 1999                 $ 2,242,000
                    New loans                                       919,695
                    Repayments                                     (965,819)
                                                                -----------
                  Balances at December 31, 2000                 $ 2,195,876
                                                                ===========

         The Bank also had deposits from these related parties of approximately $2,987,798 at December 31, 2000.

M.       DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

         Interest and Income Taxes - Cash paid during the years for interest and income taxes was as follows:

                                                          2000                1999               1998
                                                       ----------          -----------         --------
                  Interest on deposits                 $2,019,431          $ 1,026,636         $100,355
                                                       ==========          ===========         ========
                  Income taxes, net                    $  463,461          $        --         $     --
                                                       ==========          ===========         ========

         Other Non-Cash Transactions - Other non-cash transactions relating to investing and financing activities were as follows:

                                                                                     2000          1999           1998
                                                                                    -------      --------       -------
                  Increase in unrealized loss on available for sale securities      $67,611      $(53,709)      $    --
                                                                                    =======      ========       =======

O.       CREDIT RISK CONCENTRATION

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

         The Bank maintains its cash balances in various financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $1,581,653 at December 31, 2000.

P.       FAIR VALUES OF FINANCIAL INSTRUMENTS

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

         The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 2000 and 1999 are as follows:

                                                                                 2000                             1999
                                                                      ---------------------------     -----------------------------
                                                                       Carrying      Estimated          Carrying        Estimated
                                                                         Amount      Fair Value          Amount         Fair Value
                                                                      ------------  -------------     ------------     -------------
      ASSETS:
       Cash and short-term investments                                 $ 4,654,676      $ 4,654,676    $ 5,197,749      $ 5,197,749
       Securities available for sale                                     3,708,435        3,708,435      2,610,742        2,610,742
       Loans                                                            49,628,693       50,184,117     33,579,810       33,562,584
      LIABILITY-
       Deposits                                                         54,801,009       54,817,701     38,490,123       38,585,595
      UNRECOGNIZED FINANCIAL INSTRUMENTS:
       Commitments to extend credit                                     10,834,000       10,834,000      5,980,000        5,980,000
       Standby letters of credit and financial guarantees written           10,000           10,000        143,075          143,075

Q.       OPERATING EXPENSES

         Components of other operating expenses greater than 1% of total interest income and other income for the periods ended December 31, 2000, 1999 and 1998 are:

                                                                     2000         1999         1998
                                                                   -------      -------      -------
                     Supplies/postage/printing                     $48,546      $51,539      $64,391
                     Organization expense                              N/A          N/A       27,998
                     Audit fees                                     35,625       29,938       16,869
                     Advertising                                    16,261       11,149       10,770
                     Legal fees                                     14,454       35,423       14,696
                     Telephone and communications                   25,580       28,815        9,658
                     Miscellaneous expense                           3,348        2,060        7,898
                     Utilities                                      19,419       18,702        6,801
                     Data processing fees                           73,230       15,121        3,780
                     Examination fees                                  N/A          N/A        5,000

R.       REGULATORY MATTERS

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2000, the most recent notification from the State Department of Banking and Finance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

         categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

         The Bank's actual capital amounts and ratios are also presented in the Table.


                                                                                       To Be Well Capitalized
                                                                 For Capital          Under Prompt Corrective
                                         Actual               Adequacy Purposes          Action Provisions
                                 --------------------      -----------------------   -------------------------
                                   Amount      Ratio         Amount         Ratio      Amount           Ratio
                                 ---------    -------      ---------       -------   ---------         -------
AS OF DECEMBER 31, 2000:
Total Risk-Based Capital To
(Risk-Weighted Assets)           6,198,000      12.0%      4,126,480   >    8.0%     5,158,100   >       10.0%
                                                                       -                         -

Tier I Capital To
(Risk-Weighted Assets)           5,585,000      11.0%      2,063,240   >    4.0%     3,094,860   >        6.0%
                                                                       -                         -

Tier I Capital To
(Average Assets)                 5,585,000      10.0%      2,325,440   >    4.0%     2,908,300   >        5.0%
                                                                       -                         -

AS OF DECEMBER 31, 1999:
Total Risk-Based Capital To
(Risk-Weighted Assets)           5,203,000      14.5%      2,871,000   >    8.0%     3,588,000   >       10.0%
                                                                       -                         -

Tier I Capital To
(Risk-Weighted Assets)           4,755,000      13.3%      1,430,000   >    4.0%     2,145,000   >        6.0%
                                                                       -                         -

Tier I Capital To
(Average Assets)                 4,755,000      11.9%      1,598,000   >    4.0%     1,998,000   >        5.0%
                                                                       -                         -


S.   SEGMENT REPORTING

     Reportable segments are strategic business units that offer different products and services. Reportable segments are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The Company and its subsidiary do not have any separately reportable operating segments. The entire operations of the Company are managed as one operation.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

T.  QUARTERLY DATA

                                                    YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------
                                                             2000
                                -----------------------------------------------------------------
                                    Fourth            Third            Second           First
                                   Quarter           Quarter           Quarter         Quarter
                                -------------     -------------     -------------     -----------
Interest income                 $1,040,164.00     $1,297,652.00     $1,153,821.00     $996,256.00
Interest expense                  (786,689.00)      (587,790.00)      (501,542.00)    (514,097.00)
                                -------------     -------------     -------------     -----------

Net interest income                736,880.00        709,862.00        652,279.00      565,097.00
Provision for loan losses          (61,000.00)      (101,000.00)       (61,000.00)     (51,000.00)
                                -------------     -------------     -------------     -----------

Net interest income after
  provision for loan loss          675,880.00        608,862.00        591,279.00      514,097.00
Noninterest income (charges)       108,556.00         77,865.00         79,925.00       73,466.00
Noninterest expenses              (415,833.00)      (384,805.00)      (326,395.00)    (332,897.00)
                                -------------     -------------     -------------     -----------

Income before income taxes         368,603.00        301,922.00        344,809.00      254,666.00
Provision for income taxes        (153,190.00)      (185,658.00)       (67,500.00)     (45,000.00)
                                -------------     -------------     -------------     -----------

Net Income                      $  215,413.00     $  116,264.00     $  277,309.00     $209,666.00
                                =============     =============     =============     ===========

Earnings per common share:
  Basic                         $        0.42     $        0.23     $        0.54     $      0.41
                                =============     =============     =============     ===========
  Diluted                       $        0.42     $        0.23     $        0.54     $      0.41
                                =============     =============     =============     ===========


                                                    YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                                               1999
                                    -----------------------------------------------------------
                                       Fourth          Third          Second           First
                                      Quarter         Quarter        Quarter          Quarter
                                    -----------     -----------     -----------     -----------
Interest income                     $862,791.00     $759,696.00     $606,836.00     $454,565.00
Interest expense                    (371,619.00)    (328,241.00)    (269,532.00)    (197,849.00)
                                    -----------     -----------     -----------     -----------

Net interest income                  491,172.00      431,455.00      337,304.00      256,716.00
Provision for loan losses            (65,000.00)     (55,000.00)     (60,000.00)    (110,000.00)
                                    -----------     -----------     -----------     -----------
Net interest income after
  provision for loan loss            426,172.00      376,455.00      277,304.00      146,716.00
Noninterest income (charges)          77,521.00       50,456.00       43,538.00       32,489.00
Noninterest expenses                (352,188.00)    (291,424.00)    (350,754.00)    (278,817.00)
                                    -----------     -----------     -----------     -----------

Income before income taxes           151,505.00      135,487.00      (29,912.00)     (99,612.00)
Provision for income taxes           151,032.00              --              --              --
                                    -----------     -----------     -----------     -----------

Net Income                          $302,537.00     $135,487.00     $(29,912.00)    $(99,612.00)
                                    ===========     ===========     ===========     ===========
Earnings per common share:
  Basic                             $      0.59     $      0.26     $     (0.06)    $     (0.19)
                                    ===========     ===========     ===========     ===========
  Diluted                           $      0.59     $      0.26     $     (0.06)    $     (0.19)
                                    ===========     ===========     ===========     ===========

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

U.       CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

         Condensed parent company financial information on Citizens Effingham Bancshares, Inc., is as follows:

BALANCE SHEETS

                                                                             As of December 31,
                                                                        -----------------------------
                                                                           2000              1999
                                                                        -----------       -----------
ASSETS
  Cash in subsidiary                                                    $    21,510       $    30,667
  Due from subsidiary - income taxes                                          9,268            20,274
  Income tax receivable                                                       8,976                --
  Investment in subsidiary, at equity in underlying net assets            5,599,094         4,700,934
  Other current assets                                                        8,792            12,088
                                                                        -----------       -----------
      Total Assets                                                      $ 5,647,640       $ 4,763,963
                                                                        ===========       ===========
LIABILITIES
  Income taxes payable                                                  $        --       $     2,586
                                                                        -----------       -----------
      Total Liabilities                                                          --             2,586
                                                                        -----------       -----------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value; authorized 20,000,000 shares, issued
  and outstanding 512,000 shares                                            512,000           512,000
  Paid-in capital surplus                                                 4,608,000         4,608,000
  Deficit accumulated during development stage                             (220,645)         (220,645)
  Retained Earnings (accumulated deficit)                                   734,383           (84,269)
                                                                        -----------       -----------
      Total                                                               5,633,738         4,815,086
  Less - unrealized gains (losses) on securities                             13,902           (53,709)
                                                                        -----------       -----------
      Total shareholders' equity                                          5,647,640         4,761,377
                                                                        -----------       -----------
        Total Liabilities and Shareholders' Equity                      $ 5,647,640       $ 4,763,963
                                                                        ===========       ===========

STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT)

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                        2000            1999           1998
                                                                     ---------       ---------       ---------
OPERATING EXPENSES                                                   $  26,844       $  32,567       $  56,766
                                                                     ---------       ---------       ---------
LOSS BEFORE TAXES AND EQUITY IN UNDISTRIBUTED                          (26,844)        (32,567)        (56,766)
  Add - Benefit for income taxes                                        14,947          29,776              --
                                                                     ---------       ---------       ---------
LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARY        (11,897)         (2,791)        (56,766)
  Equity in undistributed income (loss) of subsidiary                  830,549         311,291        (463,556)
                                                                     ---------       ---------       ---------
NET INCOME (LOSS)                                                      818,652         308,500        (520,322)
ACCUMULATED DEFICIT, BEGINNING                                        (304,914)       (613,414)        (93,092)
                                                                     ---------       ---------       ---------
RETAINED EARNINGS (ACCUMULATED DEFICIT), ENDING                      $ 513,738       $(304,914)      $(613,414)
                                                                     =========       =========       =========

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2000

STATEMENTS OF CASH FLOWS

                                                                                 For The Years Ended December 31,
                                                                          -------------------------------------------
                                                                             2000            1999            1998
                                                                          ---------       ---------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $ 818,652       $ 308,500       $  (520,322)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Equity investment income (loss)                                        (830,549)       (311,291)          463,556
    Net change in operating assets and liabilities:
      Increase (decrease) in other current assets                            11,006         (12,088)               --
      Increase (decrease) in other liabilities                               (8,266)        (17,688)               --
                                                                          ---------       ---------       -----------
         Net cash used in operating activities                               (9,157)        (32,567)          (56,766)
                                                                          ---------       ---------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiary                                                       --              --        (5,000,000)
                                                                          ---------       ---------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from stock issuance                                                   --              --         5,120,000
                                                                          ---------       ---------       -----------
          Net cash provided by financing activities                              --              --         5,120,000
                                                                          ---------       ---------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (9,157)        (32,567)           63,234
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                           30,667          63,234                --
                                                                          ---------       ---------       -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                          $  21,510       $  30,667       $    63,234
                                                                          =========       =========       ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

The following table sets forth for each director of the Company (1) the person's name, (2) his or her age at December 31, 2000, and (3) his or her positions with the Company other than as a director and his or her other business experience for the past five years. All persons listed below have been directors of the Company since its incorporation in April 1997.

                    NAME (AGE)                           BUSINESS EXPERIENCE
            ------------------------------   -------------------------------------------------
            Harry Shearouse* (54)            President, Chief Executive Officer of the Company
                                             and President of the Bank

            Jon G. Burns (48)                Owner and Operator of B&S Feed and Farm Supply

            Charles E. Hartzog (64)          Retired Banker

            Philip M. Heidt (52)             Owner of Heidt Real Estate Services, Inc., which
                                             operates Century 21/Heidt Realty

            W. Harvey Kieffer (58)           Owner and Operator of Kieffer Carter
                                             Construction, Inc.

            C. Murray Kight (68)             Real Estate Developer

            Thomas C. Strickland, Jr. (58)   Owner and Operator of Strickland Funeral Home,
                                             Inc. and Real Estate Developer

            Mariben M. Thompson (60)         Real Estate and Diversified Investor

            Thomas O. Triplett, Sr. (65)     Retired Banker and Former Legislator

            J. Terrell Webb (70)             Retired Pharmacist

            H. Mitchell Weitman (54)         Owner and Operator of Weitman Pharmacy, Inc.

            Wendel H. Wilson (56)            Certified Public Accountant, Managing Partner of
                                             Wilson & Kessler, C.P.A.

---------------

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

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table presents the total compensation of the Company paid during fiscal years 2000, 1999 and 1998 to its chief executive officer.

                                                                  Other
                                                                  Annual
                                             Salary    Bonus   Compensation
          Name and Position         Year       ($)      ($)         ($)
         ----------------------    ------    -------   ------  ------------
         Harry H. Shearouse,        2000      99,457   8,000        (1)
           President and Chief      1999      94,561   3,750        (1)
           Executive Officer        1998      88,333      --        (1)

---------------
(1) Information with respect to certain perquisites and other personal benefits has been omitted because the aggregate value of such items does not meet the minimum amount required for disclosure under SEC regulations. The Company has not awarded any restricted stock or long-term incentives accordingly; columns relating to these items have been omitted.

COMPENSATION OF DIRECTORS AND OFFICERS

Effective February 12, 1997, the Company entered into an employment agreement with Mr. Shearouse. Under the terms of the employment agreement, Mr. Shearouse receives salary and bonus as disclosed above.

During June 2000, the Board of Directors voted to start paying each director a retainer fee of $1,200 per year starting in July 2000. Each director is also paid $150 per monthly Board of Director meeting and $100 per Loan Committee meeting.

OPTION GRANTS IN FISCAL YEAR 2000

The Company did not grant any options in fiscal year 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 15, 2001, by each director of the Company and all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

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

                                                Number         Percent
Name and Address                               Of Shares       Of Class
-----------------------------------           -----------     ----------
(A)   DIRECTORS

Jon G. Burns
5829 Clyo Kildare Road
Newington, GA 30446                              22,000(1)       4.29%

Charles E. Hartzog
P.O. Box 433
Springfield, GA 31329                             9,000          1.76%

Philip M. Heidt
2954 Springfield Egypt Road
Springfield, GA 31329                             8,350(2)       1.63%

W. Harvey Kieffer
308 Merion Road
Rincon, GA 31326                                  1,010(3)        .19%

C. Murray Kight
P.O. Box 323
Springfield, GA 31329                            20,000          3.91%

Harry H. Shearouse (4)
610 Stillwell Road
Springfield, GA 31329                            10,000          1.95%

                                               Number          Percent
Name and Address                              Of Shares       Of Class
--------------------------------------        ---------       --------
Thomas C. Strickland, Jr
P.O. Box 295
Springfield, GA 31329                          16,850(5)       3.29%

Mariben M. Thompson
P.O. Box 129
Guyton, GA 31312                                5,000          0.98%

Thomas O. Triplett, Sr
400 Lake Tomacheechee Drive
Rincon, GA 31326                                5,000          0.98%

J. Terrell Webb
904 North Ash Street
Springfield, GA 31329                          20,000(6)       3.91%

H. Mitchell Weitman
P.O. Box 188
Springfield, GA 31329                           5,000          0.98%

Wendel H. Wilson
930 Old Dixie Highway
Springfield, GA 31329                          10,200(7)       1.99%

(B)   ALL DIRECTORS AND
EXECUTIVE OFFICERS AS A GROUP
(12 PERSONS)                                  132,410         25.86%

(1) Consists of (i) 17,000 shares owned directly by Mr. Burns, and (ii) 5,000 shares owned by Mr. Burns' children as to which beneficial ownership is shared.

(2) Consists of (i) 7,500 shares owned directly by Mr. Heidt, and (ii) 850 shares held by Mr. Heidt's spouse as to which beneficial ownership is shared.

(3) Consists of (i) 510 shares owned directly by Mr. Kieffer and (ii) 500 shares held by Mr. Kieffer's spouse.

(4)      Mr. Shearouse is the only executive officer of the Company.

(5) Consists of (i) 3,850 shares owned directly by Mr. Strickland, (ii) 6,950 shares held in an IRA account for the benefit of Mr. Strickland,
         (iii) 1,050 shares held in a profit sharing plan for the benefit of Mr. Strickland, (iv) 1,300 shares held by Mr. Strickland's spouse as to which beneficial ownership is shared, (v) 270 shares held in an IRA account for the benefit of Mr. Strickland's spouse as to which beneficial ownership is shared, and (vi) 3,430 shares held in a profit sharing plan for the benefit of Mr. Strickland's spouse as to which beneficial ownership is shared.

(6) Consists of (i) 15,000 shares owned directly by Mr. Webb and (ii) 5,000 shares held by Mr. Webb's spouse.

(7) Consists of (i) 5,000 shares owned directly by Mr. Wilson, (ii) 5,000 shares held in a trust in the name of Wendel H. Wilson as trustee for Troy Allison Cowart, (iii) 100 shares held in a trust in the name of Wendel H. Wilson as trustee for April Moore, and (iv) 100 shares held in the name of Wendel H. Wilson as trustee for Ashley R. Moore, all of which Mr. Wilson has voting authority.

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

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                              Exhibit
-------  -----------------------------------------------------------------------
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

21.1     Subsidiaries of Citizens Effingham Bancshares, Inc. (3)

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

         (3) Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

(b)         Reports on Form 8-K filed in the fourth quarter of 2000:  None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         The Company intends to hold its annual meeting of shareholders on April 24, 2001. The Company is including its Proxy Statement and Annual Report to Shareholders as supplemental information to this filing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CITIZENS EFFINGHAM BANCSHARES, INC.



                             By: /s/ Harry H. Shearouse
                                ------------------------------------------------
                                Harry H. Shearouse
                                President, Chairman of the Board,
                                Treasurer and Director


                             Date:      March 14, 2001
                                  ----------------------------------------------


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

       Signature                              Title                             Date
-----------------------------     --------------------------------         --------------
/s/ Harry H. Shearouse            President, Chairman of the               March 14, 2001
--------------------------        Board, Treasurer and Director
Harry H. Shearouse                (Principal Executive Officer)


/s/ Carolyn B. Williamson         Chief Financial Officer                  March 14, 2001
--------------------------        (Principal Financial and
Carolyn B. Williamson             Accounting Officer)


/s/ Jon G. Burns                  Director                                 March 14, 2001
--------------------------
Jon G. Burns

/s/ Charles E. Hartzog            Director                                 March 14, 2001
--------------------------
Charles E. Hartzog

/s/ Philip M. Heidt               Director                                 March 14, 2001
--------------------------
Philip M. Heidt

/s/ W. Harvey Kieffer             Director                                 March 14, 2001
--------------------------
W. Harvey Kieffer

/s/ C. Murray Kight               Director                                 March 14, 2001
--------------------------
C. Murray Kight

/s/ Thomas C. Strickland, Jr.     Director                                 March 14, 2001
--------------------------
Thomas C. Strickland, Jr.

/s/ Mariben M. Thompson           Director                                 March 14, 2001
--------------------------
Mariben M. Thompson

/s/ Thomas O. Triplett, Sr.       Director                                 March 14, 2001
--------------------------
Thomas O. Triplett, Sr.

/s/ J. Terrell Webb               Director                                 March 14, 2001
--------------------------
J. Terrell Webb

/s/ H. Mitchell Weitman           Director                                 March 14, 2001
--------------------------
H. Mitchell Weitman

/s/ Wendel H. Wilson              Director                                 March 14, 2001
--------------------------
Wendel H. Wilson

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                               EXHIBIT
-------  -----------------------------------------------------------------------
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

21.1     Subsidiaries of Citizens Effingham Bancshares, Inc. (3)

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

---------------

*        Compensatory plan or agreement.

(1) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(3) Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.