Form 10QSB
period 2001-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2001-05-11
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001
                                                               --------------
[ ]        Transition report under Section 13 or 15 (d) of the Exchange Act
           For the transition period from                  to
                                          ----------------    -----------------

Commission file number  333-07914
                       -----------

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

Common Stock $1 par value, 512,000 shares outstanding at March 31, 2001
-----------------------------------------------------------------------

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

           Consolidated Balance Sheets (unaudited) - March 31, 2001 and
           December 31, 2000.                                                                        2

           Consolidated Statements of Income (unaudited) - For the Three Months
           Ended March 31, 2001 and 2000.                                                            3

           Consolidated Statements of Cash Flows (unaudited) - For the Three Months
           Ended March 31, 2001 and 2000.                                                            4

           Notes to Consolidated Financial Statements (unaudited)                                    5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                     7

PART II:   OTHER INFORMATION                                                                        10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                              March 31,              December 31,
                                                                                2001                     2000
                                                                            ------------             ------------
                                      ASSETS
Cash and due from banks                                                     $  2,329,726             $  2,924,676
Federal funds sold                                                             5,139,000                1,730,000
                                                                            ------------             ------------
    Total cash and cash equivalents                                            7,468,726                4,654,676
                                                                            ------------             ------------
Securities available for sale, at fair value                                   4,051,515                3,708,435
Federal Home Loan Bank stock, restricted, at cost                                127,000                  114,800
Loans, net of unearned income                                                 53,351,836               50,241,420
Less - allowance for loan losses                                                (655,425)                (612,727)
                                                                            ------------             ------------
    Loans, net                                                                52,696,411               49,628,693
                                                                            ------------             ------------
Bank premises and equipment, less accumulated depreciation                     1,785,605                1,811,777
Accrued interest receivable                                                      586,141                  631,087
Other assets and accrued income                                                  277,605                  290,559
                                                                            ------------             ------------
      TOTAL ASSETS                                                          $ 66,993,003             $ 60,840,027
                                                                            ============             ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing demand                                               $  5,986,346             $  5,677,818
  Interest-bearing demand                                                     54,662,491               49,123,191
                                                                            ------------             ------------
    Total deposits                                                            60,648,837               54,801,009
Accrued interest payable                                                         392,940                  360,511
Accrued expenses and other liabilities                                            42,492                   30,867
                                                                            ------------             ------------
    Total liabilities                                                         61,084,269               55,192,387
                                                                            ------------             ------------
Shareholders' Equity
  Common stock, $1 par value, authorized 20,000,000 shares, issued
    and outstanding 512,000 shares                                               512,000                  512,000
  Paid-in capital surplus                                                      4,608,000                4,608,000
  Retained earnings                                                              734,050                  513,738
  Accumulated other comprehensive income                                          54,684                   13,902
                                                                            ------------             ------------
    Total shareholders' equity                                                 5,908,734                5,647,640
                                                                            ------------             ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 66,993,003             $ 60,840,027
                                                                            ============             ============

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                       Consolidated Statements of Income
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                March 31,
                                                                      2001                     2000
                                                                   ----------                --------
INTEREST INCOME:
  Interest and fees on loans                                       $1,321,633                $923,735
  Income on federal funds sold                                         41,479                  33,177
  Interest on securities                                               59,692                  39,344
                                                                   ----------                --------
    Total interest income                                           1,422,804                 996,256
                                                                   ----------                --------
INTEREST EXPENSE:
  Interest on NOW and money market deposits                           125,882                 101,112
  Interest on savings deposits                                          4,415                   3,839
  Interest on time deposits                                           600,021                 326,208
                                                                   ----------                --------
    Total interest expense                                            730,318                 431,159
                                                                   ----------                --------
  Net interest income before loan losses                              692,486                 565,097
  Less - provision for loan losses                                     51,000                  51,000
                                                                   ----------                --------
    Net interest income after provision for loan losses               641,486                 514,097
                                                                   ----------                --------
OTHER OPERATING INCOME:
  Service charges on deposit accounts                                  65,460                  57,108
  Other service charges, commissions and fees                          24,397                  16,089
  Gain on calls of securities                                           1,325                      --
  Other income                                                          3,935                     269
                                                                   ----------                --------
    Total other operating income                                       95,117                  73,466
                                                                   ----------                --------
OTHER OPERATING EXPENSE:
  Salaries                                                            164,422                 149,167
  Employee benefits                                                    27,770                  20,227
  Net occupancy expenses                                               23,179                  29,858
  Equipment rental and depreciation of equipment                       39,982                  41,049
  Other expenses                                                      154,357                  92,596
                                                                   ----------                --------
    Total other operating expenses                                    409,710                 332,897
                                                                   ----------                --------
INCOME BEFORE INCOME TAXES                                            326,893                 254,666
  Income tax provision                                                106,580                  45,000
                                                                   ----------                --------
NET INCOME                                                         $  220,313                $209,666
                                                                   ==========                ========

INCOME PER SHARE*                                                  $     0.43                $   0.41
                                                                   ==========                ========

 * Net Income / weighted average outstanding shares of 512,000.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              2001                        2000
                                                                           -----------                 -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $   220,313                 $   209,666
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                   51,000                      51,000
    Depreciation                                                                31,563                      31,563
    Gain on calls of securities available for sale                               1,325                          --
    Changes in accrued income and other assets                                 157,472                     (33,843)
    Changes in accrued expenses and other liabilities                          (76,528)                     50,268
                                                                           -----------                 -----------
      Net cash provided by operating activities                                385,145                     308,654
                                                                           -----------                 -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans made to customers                                     (3,118,718)                 (4,204,136)
  Purchase of securities available for sale                                 (1,030,355)                   (497,492)
  Purchase of Federal Home Loan Bank stock                                     (12,200)                         --
  Proceeds from calls of securities available for sale                         747,741                          --
  Purchases of property and equipment                                           (5,391)                     (3,699)
                                                                           -----------                 -----------
      Net cash used in investing activities                                 (3,418,923)                 (4,705,327)
                                                                           -----------                 -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand and savings account                                     308,528                   2,588,110
  Net change in other time deposits                                          5,539,300                   2,601,620
                                                                           -----------                 -----------
      Net cash provided by financing activities                              5,847,828                   5,189,730
                                                                           -----------                 -----------
NET INCREASE IN  CASH AND CASH EQUIVALENTS                                   2,814,050                     793,057
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 4,654,676                   5,523,185
                                                                           -----------                 -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $ 7,468,726                 $ 6,316,242
                                                                           ===========                 ===========

SUPPLEMENT CASH FLOW INFORMATION:

Cash paid for interest                                                     $   697,889                 $   411,966
                                                                           ===========                 ===========

Cash paid for income taxes                                                 $   105,667                 $     2,586
                                                                           ===========                 ===========

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)      NEW AND PENDING PRONOUNCEMENTS

         During 1999, the Company adopted FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

(3)      OTHER COMPREHENSIVE INCOME

         During the three months ended March 31, 2001, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2000 follows:


Accumulated other comprehensive income at December 31, 2000                        $13,902

Other comprehensive income, net of tax:
  Change in unrealized gain (loss)
    on securities available for sale, net
    of deferred income tax benefit of $28,169                                       40,782
  Less: Reclassification adjustment for (gains) losses
    realized in net income                                                              --
                                                                                   -------
                                                                                    40,782
                                                                                   -------
Accumulated other comprehensive income at March 31, 2001                           $54,684
                                                                                   =======

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
-------------------------------------------------------------------------------

(4)      SUPPLEMENTAL FINANCIAL DATA

         Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2001 and 2000 are:


                                                                 Three Months Ended
                                                                     March 31,
                                                             2001                  2000
                                                           --------              --------
Data Processing                                            $ 30,616              $ 15,121
Supplies/Printing                                          $ 17,224              $ 10,474

               Citizens Effingham Bancshares, Inc. and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Three Months in the Period Ended
                            March 31, 2001 and 2000
-------------------------------------------------------------------------------

INTERIM FINANCIAL CONDITION

         Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $66,993,003 as of March 31, 2001, compared to $60,840,027 at December 31, 2000. The most significant change in the composition of assets was an increase in net loans from $49,628,693 to $52,696,411. Investment purchases during the first quarter totaled $1,030,355. Also, additional Federal Home Loan Bank stock was purchased during the first quarter at a cost of $12,200.

LIQUIDITY

         The Bank's liquid assets as a percentage of total deposits were 12.3% at March 31, 2001, compared to 8.5% at December 31, 2000. The Company has approximately $5,139,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2001. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

         The capital of the Company totaled $5,908,734 as of March 31, 2001. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 9.4% at March 31, 2001, compared to 10.0% at December 31, 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2001, the Bank had a risk-weighted total capital ratio of 11.8% compared to 12.0% at December 31, 2000, and a Tier I risk-weighted capital ratio of 10.6%, compared to 11.0% at December 31, 2000. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY

         Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $44,198 at March 31, 2001, an increase of $44,198 from December 31, 2000. There were no related party loans which were considered nonperforming at March 31, 2001. The composition of the nonperforming assets is presented in the following table:

               Citizens Effingham Bancshares, Inc. and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Three Months in the Period Ended
                            March 31, 2001 and 2000
-------------------------------------------------------------------------------

                                                                March 31,               December 31,
                                                                  2001                      2000
                                                                --------                ------------
Loans on nonaccrual                                             $    --                     $  --
Loans greater than 90 days past due                              44,198                        --
Other real estate owned                                              --                        --
Other repossessed collateral                                         --                        --
                                                                -------                     -----

    Total nonperforming assets                                  $44,198                     $  --
                                                                =======                     =====

Total nonperforming assets as a percentage
of total loans (gross) and other real estate                       0.08%                     0.00%
                                                                -------                     -----


         The allowance for loan losses totaled $655,425 at March 31, 2001, a net increase of $42,698 from December 31, 2000. The allowance for loan losses represented 1.2% and 1.2% of total loans at March 31, 2001 and December 31, 2000, respectively. An analysis of the allowance for loan losses since December 31, 2000 follows:


Allowance for loan losses at December 31, 2000                    $612,727

Charge-offs:
  Commercial                                                            --
  Real Estate                                                           --
  Installment                                                       15,296
                                                                  --------

    Total                                                           15,296
                                                                  --------

Recoveries:
  Commercial                                                            --
  Real Estate                                                           --
  Installment                                                        6,994
                                                                  --------

   Total                                                             6,994
                                                                  --------

Provision charged to income                                         51,000
                                                                  --------

Allowance for loan losses at March 31, 2001                       $655,425
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

               Citizens Effingham Bancshares, Inc. and Subsidiary
      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                For Each of the Three Months in the Period Ended
                            March 31, 2001 and 2000
-------------------------------------------------------------------------------

process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

         The Bank was most recently examined by its primary regulatory authority in November 2000. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES

         At March 31, 2001, the Bank had $4,051,515 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $54,684 on March 31, 2001. During the period ended March 31, 2001, calls of investment were $747,741.

RESULTS OF OPERATIONS

         Net interest income for the first three months of 2001 was $641,486, an increase of $127,389 (19.8%) compared to the same period for 2000. Interest income for the first three months of 2001 was $1,442,804, representing an increase of $426,548 (29.6%) over the same period in 2000. The increase in interest income was due to an increase in total loans outstanding as a result of the Company's growth. Interest expense for the first three months of 2001 increased $299,159 (41.0%) compared to the same period in 2000. The increase in interest expense is primarily due to an increase in interest bearing deposits.

         Amounts charged to expense related to the allowance for loan losses for the first three months of 2001 and 2000 were $51,000 and $51,000, respectively.

         Other operating income for the first three months of 2001 was $95,117, an increase of $21,651 (22.8%) compared to the same period in 2000. The increase is primarily attributable to an increase in service charges on deposit accounts of $8,352 (12.8%) due to an increase in the number of accounts and deposit activity.

         Other operating expenses for the first three months of 2001 were $409,710, an increase of $76,813 (18.7%) compared to the same period for 2000. The increase is primarily attributable to an increase of employee salaries and benefits of $15,255 and an increase in other expenses of $61,761.

                      Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
-------------------------------------------------------------------------------

PART II: OTHER INFORMATION:

Item 1.  Legal Proceedings
         There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2.  Changes in Securities
         (a)      Not Applicable
         (b)      Not Applicable
Item 3.  Defaults Upon Senior Securities
         Not Applicable
Item 4.  Submission of Matters to a Vote of Security-Holders
         There were no matters submitted to security holders for a vote during the three months ended March 31, 2000.
Item 5.  Other Information
         None
Item 6.  Exhibits and Reports on Form 8-K.
         A. There have been no reports filed on form 8-K for the three months ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.


/s/Harry H. Shearouse
---------------------

Harry H. Shearouse
President / Chief Executive Officer


Date:  May 7, 2001