Form 10QSB
period 2001-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2001-08-13
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act
         For the transition period from                    to
                                        ------------------    ------------------

Commission file number  333-07914
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

                             802 South Laurel Street
                               Post Office Box 379
                           Springfield, Georgia 31329
                    (Address of Principal Executive Offices)

                                 (912) 754-0754
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

           Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes          X        No
     ---------------     --------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at June 30, 2001

Transitional Small Business Disclosure Format (check one):

 Yes                  No          X
      --------------       -----------------

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

           Consolidated Balance Sheets (unaudited) - June 30, 2001 and
           December 31, 2000.                                                               2

           Consolidated Statements of Income (unaudited) - For the Six Months
           Ended June 30, 2001 and 2000 and For the Three Months Ended
           June 30, 2001 and 2000.                                                          3

           Consolidated Statements of Cash Flows (unaudited) - For the Six Months
           Ended June 30, 2001 and 2000.                                                    4

           Notes to Consolidated Financial Statements (unaudited)                           5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                            7

PART II:   OTHER INFORMATION                                                               10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

               Citizens Effingham Bancshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000
                                   (Unaudited)

                                                                                June 30,          December 31,
                                                                                  2001                2000
                                                                              ------------        ------------

                                    ASSETS
Cash and due from banks                                                       $  2,708,382        $  2,924,676
Federal funds sold                                                               5,641,000           1,730,000
                                                                              ------------        ------------
   Total cash and cash equivalents                                               8,349,382           4,654,676
                                                                              ------------        ------------
Securities available for sale, at fair value                                     3,553,387           3,708,435
Federal Home Loan Bank stock, restricted, at cost                                  127,000             114,800
Loans, net of unearned income                                                   57,378,851          50,241,420
Less - allowance for loan losses                                                  (702,750)           (612,727)
                                                                              ------------        ------------
   Loans, net                                                                   56,676,101          49,628,693
                                                                              ------------        ------------
 Bank premises and equipment, less accumulated depreciation                      1,755,433           1,811,777
 Accrued interest receivable                                                       597,937             631,087
 Other assets and accrued income                                                   228,964             290,559
                                                                              ------------        ------------
    TOTAL ASSETS                                                              $ 71,288,204        $ 60,840,027
                                                                              ============        ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing demand                                                 $  6,248,172        $  5,677,818
  Interest-bearing demand                                                       58,460,899          49,123,191
                                                                              ------------        ------------
   Total deposits                                                               64,709,071          54,801,009
Accrued interest payable                                                           427,880             360,511
Accrued expenses and other liabilities                                              52,967              30,867
                                                                              ------------        ------------
   Total liabilities                                                            65,189,918          55,192,387
                                                                              ------------        ------------

Shareholders' Equity
  Common stock, $1 par value, authorized 20,000,000 shares, issued
   and outstanding 512,000 shares                                                  512,000             512,000
 Paid-in capital surplus                                                         4,608,000           4,608,000
 Retained earnings                                                                 921,705             513,738
 Accumulated other comprehensive income                                             56,581              13,902
                                                                              ------------        ------------
   Total shareholders' equity                                                    6,098,286           5,647,640
                                                                              ------------        ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 71,288,204        $ 60,840,027
                                                                              ============        ============

               Citizens Effingham Bancshares, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 2001 and 2000
              and For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                    Three Months Ended                   Six Months Ended
                                                                         June 30,                            June 30,
                                                                  2001              2000              2001              2000
                                                               ----------        ----------        ----------        ----------

INTEREST INCOME:
  Interest and fees on loans                                   $1,329,133        $1,055,898        $2,650,766        $1,979,633
  Income on federal funds sold                                     57,969            51,138            99,448            84,315
  Interest on securities                                           53,314            46,785           113,006            86,129
                                                               ----------        ----------        ----------        ----------
    Total interest income                                       1,440,416         1,153,821         2,863,220         2,150,077
                                                               ----------        ----------        ----------        ----------

INTEREST EXPENSE:
  Interest on NOW and money market deposits                       143,210           111,271           269,092           212,383
  Interest on savings deposits                                      4,182             4,268             8,597             8,107
  Interest on time deposits                                       623,205           386,003         1,223,226           712,211
                                                               ----------        ----------        ----------        ----------
    Total interest expense                                        770,597           501,542         1,500,915           932,701
                                                               ----------        ----------        ----------        ----------

  Net interest income before loan losses                          669,819           652,279         1,362,305         1,217,376
  Less - provision for loan losses                                 51,000            61,000           102,000           112,000
                                                               ----------        ----------        ----------        ----------
    Net interest income after provision for loan losses           618,819           591,279         1,260,305         1,105,376
                                                               ----------        ----------        ----------        ----------

OTHER OPERATING INCOME:
  Service charges on deposit accounts                              80,684            62,771           146,144           119,879
  Other service charges, commissions and fees                      20,915            15,661            45,312            31,750
  Gain on sale of securities                                           --                --             1,325                --
  Other income                                                      5,399             1,493             9,334             1,762
                                                               ----------        ----------        ----------        ----------

    Total other operating income                                  106,998            79,925           202,115           153,391
                                                               ----------        ----------        ----------        ----------

OTHER OPERATING EXPENSE:
  Salaries                                                        172,309           153,361           336,731           302,528
  Employee benefits                                                28,855            23,420            56,625            43,647
  Net occupancy expenses                                           23,356            21,767            46,535            51,625
  Equipment rental and depreciation of equipment                   43,636            38,572            83,618            79,621
  Other expenses                                                  158,140            89,275           312,497           216,367
                                                               ----------        ----------        ----------        ----------
    Total other operating expenses                                426,296           326,395           836,006           693,788
                                                               ----------        ----------        ----------        ----------

INCOME BEFORE INCOME TAXES                                        299,521           344,809           626,414           564,979
  Income tax provision                                            111,865            67,500           218,445           112,500
                                                               ----------        ----------        ----------        ----------

NET INCOME                                                     $  187,656        $  277,309        $  407,969        $  452,479
                                                               ==========        ==========        ==========        ==========

INCOME PER SHARE*                                              $     0.37        $     0.54        $     0.80        $     0.88
                                                               ==========        ==========        ==========        ==========

* Net Income / weighted average outstanding shares of 512,000.

               Citizens Effingham Bancshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  2001                2000
                                                                              ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $    407,969        $    452,479
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                       102,000             112,000
   Depreciation                                                                     63,125              62,333
   Gain on calls of securities available for sale                                    1,325                  --
   Changes in accrued income and other assets                                       82,071             (55,768)
   Changes in accrued expenses and other liabilities                                80,155             206,548
                                                                              ------------        ------------
    Net cash provided by operating activities                                      736,645             777,592
                                                                              ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans made to customers                                         (7,149,408)         (6,966,367)
  Purchase of securities available for sale                                     (1,281,612)           (497,447)
  Purchase of Federal Home Loan Bank stock                                         (12,200)           (114,800)
  Proceeds from calls of securities available for sale                           1,500,000                  --
  Purchases of property and equipment                                               (6,781)             (2,613)
                                                                              ------------        ------------
    Net cash used in investing activities                                       (6,950,001)         (7,581,227)
                                                                              ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in demand and savings account                                         570,354             940,811
  Net change in other time deposits                                              9,337,708           5,795,492
                                                                              ------------        ------------
    Net cash provided by financing activities                                    9,908,062           6,736,303
                                                                              ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        3,694,706             (67,332)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     4,654,676           5,197,749
                                                                              ------------        ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $  8,349,382        $  5,130,417
                                                                              ============        ============

SUPPLEMENT CASH FLOW INFORMATION:

Cash paid for interest                                                        $  1,433,546        $    811,968
                                                                              ============        ============

Cash paid for income taxes                                                    $    224,667        $     13,836
                                                                              ============        ============

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

                  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2)      OTHER COMPREHENSIVE INCOME

                  During the six months ended June 30, 2001, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2000 follows:

         Accumulated other comprehensive income at December 31, 2000        $13,902

         Other comprehensive income, net of tax:
         Change in unrealized gain (loss)
         on securities available for sale, net
         of deferred income tax benefit of $29,148                           42,679
         Less: Reclassification adjustment for (gains) losses
         realized in net income                                                  --
                                                                            -------
                                                                             42,679
                                                                            -------

         Accumulated other comprehensive income at June 30, 2001            $56,581
                                                                            =======

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(4)      SUPPLEMENTAL FINANCIAL DATA

                  Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2001 and 2000 are:

                                         Three Months Ended               Six Months Ended
                                              June 30,                        June 30,
                                        2001            2000            2001            2000
                                      --------        --------        --------        --------

Data Processing                       $ 30,367        $ 15,371        $ 60,983        $ 30,492
Supplies and Printing                 $ 12,182        $ 12,781        $ 29,406        $ 23,255
Telephone and communications          $  5,730        $  6,449        $ 12,035        $ 12,865
Postage and Freight                   $  8,226        $  6,397        $ 18,346        $ 13,060
ATM Expense                           $ 10,794        $  3,347        $ 21,718        $ 11,716

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2001 and 2000

INTERIM FINANCIAL CONDITION

         Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $71,288,204 as of June 30, 2001, compared to $60,840,027 at December 31, 2000. The most significant change in the composition of assets was an increase in net loans from $49,628,693 to $56,676,101. Investment purchases during the first six months of 2001 totaled $1,281,612.

LIQUIDITY

         The Bank's liquid assets as a percentage of total deposits were 12.9% at June 30, 2001, compared to 8.5% at December 31, 2000. The Company has approximately $2,250,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2001. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

         The capital of the Company totaled $6,098,286 as of June 30, 2001. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.73% at June 30, 2001, compared to 10.0% at December 31, 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2001, the Bank had a risk-weighted total capital ratio of 11.02% compared to 12.0% at December 31, 2000, and a Tier I risk-weighted capital ratio of 9.86%, compared to 11.0% at December 31, 2000. The decrease is primarily caused by the continued growth in loans.

ASSET QUALITY

         There were no nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due at June 30, 2001 and December 31, 2000. There were no related party loans which were considered nonperforming at June 30, 2001. The composition of the nonperforming assets is presented in the following table:

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2001 and 2000

                                                         June 30,    December 31,
                                                           2001          2000
                                                         --------    ------------

Loans on nonaccrual                                       $   --        $   --
Loans greater than 90 days past due                           --            --
Other real estate owned                                       --            --
Other repossessed collateral                                  --            --
                                                          ------        ------

Total nonperforming assets                                $   --        $   --
                                                          ======        ======

Total nonperforming assets as a percentage
of total loans (gross) and other real estate                0.00%         0.00%
                                                          ------        ------

         The allowance for loan losses totaled $702,750 at June 30, 2001, a net increase of $90,023 from December 31, 2000. The allowance for loan losses represented 1.2% and 1.2% of total loans at June 30, 2001 and December 31, 2000, respectively. An analysis of the allowance for loan losses since December 31, 2000 follows:

Allowance for loan losses at December 31, 2000        $612,727

Charge-offs:
Commercial                                               3,024
Real Estate                                                 --
Installment                                             19,518
                                                      --------

Total                                                   22,542
                                                      --------

Recoveries:
Commercial                                                 137
Real Estate                                                 --
Installment                                             10,428
                                                      --------

Total                                                   10,565
                                                      --------

Provision charged to income                            102,000
                                                      --------

Allowance for loan losses at June 30, 2001            $702,750
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

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Six Months in the Period Ended
                             June 30, 2001 and 2000

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

INVESTMENT SECURITIES

         At June 30, 2001, the Bank had $3,553,387 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $56,581 on June 30, 2001. During the period ended June 30, 2001, calls of investment were $1,500,000.

RESULTS OF OPERATIONS

         Net interest income for the second quarter of 2001 was $618,819, an increase of $27,540 (4.5%) compared to the same period for 2000. Interest income for the second quarter of 2001 was $1,440,416, representing an increase of $286,595 (19.9%) over the same period in 2000. The increase in interest income was due to an increase in total loans outstanding as a result of the Company's growth. Interest expense for the second quarter of 2001 increased $269,055 (34.9%) compared to the same period in 2000. The increase in interest expense is primarily due to an increase in interest bearing deposits.

         Amounts charged to expense related to the allowance for loan losses for the three months ended June 30, 2001 and 2000 were $51,000 and $61,000, respectively.

         Other operating income for the second quarter of 2001 was $106,998, an increase of $27,073 (25.3%) compared to the same period in 2000. The increase is primarily attributable to an increase in service charges on deposit accounts of $17,913 (22.2%) due to an increase in the number of accounts and deposit activity.

         Other operating expenses for the second quarter of 2001 were $426,296, an increase of $99,901 (23.4%) compared to the same period for 2000. The increase is primarily attributable to an increase of employee salaries and benefits of $18,948 and an increase in other expenses of $68,865.

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

         (b) Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

         There were no matters submitted to security holders for a vote during the three months ended June 30, 2001.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

         A. There have been no reports filed on form 8-K for the three months ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.


/s/ Harry H. Shearouse
-----------------------------------------
Harry H. Shearouse
President / Chief Executive Officer

Date: August 3, 2001