Form 10QSB
period 2001-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2001-11-14
CIK 1049489

                              WASHINGTON, DC 20549
                                   FORM 10-QSB


[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act

         For the transition period from                  to
                                        ----------------    -----------------

Commission file number     333-07914
                         ------------------------------------------------------

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

   GEORGIA                                                  58-2357619
--------------------------------                        -------------------
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

Yes [X] No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at September 30, 2001

Transitional Small Business Disclosure Format (check one):

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

          Consolidated Balance Sheets (unaudited) - September 30, 2001 and
          December 31, 2000.                                                                                  2

          Consolidated Statements of Income (unaudited) - For the Nine Months
          Ended September 30, 2001 and 2000 and For the Three Months Ended
          September 30, 2001 and 2000.                                                                        3

          Consolidated Statements of Cash Flows (unaudited) - For the Nine Months
          Ended September 30, 2001 and 2000.                                                                  4

          Notes to Consolidated Financial Statements (unaudited)                                              5

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                               7

PART II:  OTHER INFORMATION                                                                                   10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                                       September 30,            December 31,
                                                                                           2001                    2000
                                                                                       -------------           -------------
                                                               ASSETS
Cash and due from banks                                                                $   1,925,292           $   2,924,676
Federal funds sold                                                                         3,865,000               1,730,000
                                                                                       -------------           -------------
Total cash and cash equivalents                                                            5,790,292               4,654,676
                                                                                       -------------           -------------
Securities available for sale, at fair value                                               6,579,270               3,708,435
Federal Home Loan Bank stock, restricted, at cost                                            127,000                 114,800
Loans, net of unearned income                                                             61,183,770              50,241,420
Less - allowance for loan losses                                                            (734,344)               (612,727)
                                                                                       -------------           -------------
Loans, net                                                                                60,449,426              49,628,693
                                                                                       -------------           -------------
Bank premises and equipment, less accumulated depreciation                                 1,737,645               1,811,777
Accrued interest receivable                                                                  655,924                 631,087
Other assets and accrued income                                                              154,067                 290,559
                                                                                       -------------           -------------
TOTAL ASSETS                                                                           $  75,493,624           $  60,840,027
                                                                                       =============           =============
                                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing demand                                                            $   6,361,430           $   5,677,818
Interest-bearing demand                                                                   62,334,613              49,123,191
                                                                                       -------------           -------------
Total deposits                                                                            68,696,043              54,801,009
Accrued interest payable                                                                     450,007                 360,511
Accrued expenses and other liabilities                                                        36,370                  30,867
                                                                                       -------------           -------------
Total liabilities                                                                         69,182,420              55,192,387
                                                                                       -------------           -------------
Shareholders' Equity
Common stock, $1 par value, authorized 20,000,000 shares, issued
and outstanding 512,000 shares                                                               512,000                 512,000
Paid-in capital surplus                                                                    4,608,000               4,608,000
Retained earnings                                                                          1,074,342                 513,738
Accumulated other comprehensive income                                                       116,862                  13,902
                                                                                       -------------           -------------
Total shareholders' equity                                                                 6,311,204               5,647,640
                                                                                       -------------           -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $  75,493,624           $  60,840,027
                                                                                       =============           =============

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                  For the Three Months Ended September 30, 2001
                and 2000 and For the Nine Months Ended September
                                30, 2001 and 2000
                                   (UNAUDITED)
-------------------------------------------------------------------------------

                                                                Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
                                                             2001                2000              2001               2000
                                                          -----------        -----------        -----------        -----------
INTEREST INCOME:
Interest and fees on loans                                $ 1,326,169        $ 1,184,029        $ 3,976,935        $ 3,163,662
Income on federal funds sold                                   50,900             62,342            150,348            146,657
Interest on securities                                         66,943             51,281            179,949            137,410
                                                          -----------        -----------        -----------        -----------
Total interest income                                       1,444,012          1,297,652          4,307,232          3,447,729
                                                          -----------        -----------        -----------        -----------
INTEREST EXPENSE:
Interest on NOW and money market deposits                     137,224            127,083            406,316            339,468
Interest on savings deposits                                    3,551              4,270             12,148             12,377
Interest on time deposits                                     653,558            456,437          1,876,784          1,168,646
                                                          -----------        -----------        -----------        -----------
Total interest expense                                        794,333            587,790          2,295,248          1,520,491
                                                          -----------        -----------        -----------        -----------
Net interest income before loan losses                        649,679            709,862          2,011,984          1,927,238
Less - provision for loan losses                               51,000            101,000            153,000            213,000
                                                          -----------        -----------        -----------        -----------
Net interest income after provision for loan losses           598,679            608,862          1,858,984          1,714,238
                                                          -----------        -----------        -----------        -----------
OTHER OPERATING INCOME:
Service charges on deposit accounts                            86,982             65,217            233,126            185,096
Other service charges, commissions and fees                    29,034             11,852             74,346             43,602
Gain on sale of securities                                         --                 --              1,325                 --
Other income                                                    4,094                796             13,428              2,558
                                                          -----------        -----------        -----------        -----------
Total other operating income                                  120,110             77,865            322,225            231,256
                                                          -----------        -----------        -----------        -----------
OTHER OPERATING EXPENSE:
Salaries                                                      193,912            156,285            530,643            458,813
Employee benefits                                              31,973             22,897             88,598             66,544
Net occupancy expenses                                         27,195             27,088             73,730             78,713
Equipment rental and depreciation of equipment                 43,432             38,970            127,050            118,591
Other expenses                                                158,328            139,565            470,825            332,954
                                                          -----------        -----------        -----------        -----------
Total other operating expenses                                454,840            384,805          1,290,846          1,055,615
                                                          -----------        -----------        -----------        -----------
INCOME BEFORE INCOME TAXES                                    263,949            301,922            890,363            889,879
Income tax provision                                          111,310            185,658            329,755            298,158
                                                          -----------        -----------        -----------        -----------
NET INCOME                                                $   152,639        $   116,264        $   560,608        $   591,721
                                                          ===========        ===========        ===========        ===========

INCOME PER SHARE*                                         $      0.30        $      0.23        $      1.09        $      1.16
                                                          ===========        ===========        ===========        ===========

* Net Income / weighted average outstanding shares of 512,000.

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
-------------------------------------------------------------------------------

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                           2001                    2000
                                                                                       -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $     560,608           $     591,721
Adjustments to reconcile net income to net cash provided by
operating activities:
Provision for loan losses                                                                    153,000                 213,000
Depreciation                                                                                  94,689                  93,896
Gain on calls of securities available for sale                                                 1,325                     141
Changes in accrued income and other assets                                                   166,620                (274,883)
Changes in accrued expenses and other liabilities                                             86,022                 434,520
                                                                                       -------------           -------------
Net cash provided by operating activities                                                  1,062,264               1,058,395
                                                                                       -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans made to customers                                                    (11,072,765)            (12,808,455)
Purchase of securities available for sale                                                 (4,216,160)             (1,003,052)
Purchase of Federal Home Loan Bank stock                                                     (12,200)               (114,800)
Proceeds from calls of securities available for sale                                       1,500,000                      --
Purchases of property and equipment                                                          (20,557)                 (2,774)
                                                                                       -------------           -------------
Net cash used in investing activities                                                    (13,821,682)            (13,929,081)
                                                                                       -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand and savings account                                                     919,374               3,365,969
Net change in other time deposits                                                         12,975,660               8,964,692
                                                                                       -------------           -------------
Net cash provided by financing activities                                                 13,895,034              12,330,661
                                                                                       -------------           -------------
NET INCREASE IN  CASH AND CASH EQUIVALENTS                                                 1,135,616                (540,025)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               4,654,676               5,197,749
                                                                                       -------------           -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $   5,790,292           $   4,657,724
                                                                                       =============           =============

SUPPLEMENT CASH FLOW INFORMATION:

Cash paid for interest                                                                 $   2,205,752           $   1,380,451
                                                                                       =============           =============

Cash paid for income taxes                                                             $     337,313           $      19,461
                                                                                       =============           =============

               Citizens Effingham Bancshares, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

(1) BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

(2) OTHER COMPREHENSIVE INCOME

         During the nine months ended September 30, 2001, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2000 follows:

Accumulated other comprehensive income at December 31, 2000                         $  13,902

Other comprehensive income, net of tax:
Change in unrealized gain (loss)
on securities available for sale, net
of deferred income tax benefit of $60,202                                             102,960
Less: Reclassification adjustment for (gains) losses
realized in net income                                                                      -
                                                                                    ---------
                                                                                      102,960
                                                                                    ---------
Accumulated other comprehensive income at September 30, 2001                        $ 116,862
                                                                                    =========

(3) SUPPLEMENTAL FINANCIAL DATA

           Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2001 and 2000 are:

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                                2001                2000               2001                2000
                                                              --------           ----------          ---------          ---------
Data Processing                                               $ 30,616           $   15,121          $  91,599          $  36,492
Supplies and Printing                                         $ 18,212           $   13,385          $  47,618          $  37,364

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Nine Months in the Period Ended
                           September 30, 2001 and 2000

INTERIM FINANCIAL CONDITION

         Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $75,493,624 as of September 30, 2001, compared to $60,840,027 at December 31, 2000. The most significant change in the composition of assets was an increase in net loans from $49,628,693 to $60,449,426. Investment purchases during the first nine months of 2001 totaled $4,214,835.

LIQUIDITY

         The Bank's liquid assets as a percentage of total deposits were 8.4% at September 30, 2001, compared to 8.5% at December 31, 2000. The Company has approximately $2,250,000 in available federal fund lines of credit with correspondent banks. However, the Company has not advanced on these lines during 2001. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

         The capital of the Company totaled $6,311,204 as of September 30, 2001. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 8.36% at September 30, 2001, compared to 10.0% at December 31, 2000. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2001, the Bank had a risk-weighted total capital ratio of 11.25% compared to 12.0% at December 31, 2000, and a Tier I risk-weighted capital ratio of 10.05%, compared to 11.0% at December 31, 2000. The decrease is primarily caused by the continued growth in loans.

ASSET QUALITY

         Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $99,032. There were no nonperforming assets at December 31, 2000. There were no related party loans which were considered nonperforming at September 30, 2001. The composition of the nonperforming assets is presented in the following table:

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Nine Months in the Period Ended
                           September 30, 2001 and 2000

                                                                                     September 30,       December 31,
                                                                                         2001                2000
                                                                                     -------------       ------------
Loans on nonaccrual                                                                    $      --           $     --
Loans greater than 90 days past due                                                           --                 --
Other real estate owned                                                                   99,032                 --
Other repossessed collateral                                                                  --                 --
                                                                                       ---------           --------

Total nonperforming assets                                                             $  99,032           $     --
                                                                                       =========           ========

Total nonperforming assets as a percentage
of total loans (gross) and other real estate                                                0.16%              0.00%
                                                                                       ---------           --------

         The allowance for loan losses totaled $734,344 at September 30, 2001, a net increase of $121,617 from December 31, 2000. The allowance for loan losses represented 1.2% and 1.2% of total loans at September 30, 2001 and December 31, 2000, respectively. An analysis of the allowance for loan losses since December 31, 2000 follows:

Allowance for loan losses at December 31, 2000                                          $ 612,727

Charge-offs:
Commercial                                                                                  8,905
Real Estate                                                                                    --
Installment                                                                                41,616
                                                                                           ------

Total                                                                                      50,521
                                                                                           ------

Recoveries:
Commercial                                                                                    168
Real Estate                                                                                    --
Installment                                                                                18,970
                                                                                           ------

Total                                                                                      19,138
                                                                                           ------

Provision charged to income                                                               153,000
                                                                                          -------

Allowance for loan losses at September 30, 2001                                         $ 734,344
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

               Citizens Effingham Bancshares, Inc. and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 For Each of the Nine Months in the Period Ended
                           September 30, 2001 and 2000

process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

         The Bank was most recently examined by its primary regulatory authority in August 2001. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES

         At September 30, 2001, the Bank had $6,579,270 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $116,862 on September 30, 2001. During the period ended September 30, 2001, calls of investment securities were $1,500,000.

RESULTS OF OPERATIONS

         Net interest income for the third quarter of 2001 was $598,679, a decrease of $10,183 (1.7%) compared to the same period for 2000. Interest income for the third quarter of 2001 was $1,444,012, representing an increase of $146,360 (11.3%) over the same period in 2000. The increase in interest income was due to an increase in total loans outstanding as a result of the Company's growth. Interest expense for the third quarter of 2001 increased $206,543 (35.1%) compared to the same period in 2000. The increase in interest expense is primarily due to an increase in interest bearing deposits.

         Amounts charged to expense related to the allowance for loan losses for the three months ended September 30, 2001 and 2000 were $51,000 and $101,000, respectively.

         Other operating income for the third quarter of 2001 was $120,110, an increase of $42,245 (54.2%) compared to the same period in 2000. The increase is primarily attributable to an increase in service charges on deposit accounts of $21,765 (33.4%) due to an increase in the number of accounts and deposit activity.

         Other operating expenses for the third quarter of 2001 were $454,840, an increase of $70,035 (18.2%) compared to the same period for 2000. The increase is primarily attributable to an increase of employee salaries and benefits of $46,703 and an increase in other expenses of $18,763.

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

         (b)      Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security-Holders

         There were no matters submitted to security holders for a vote during the three months ended September 30, 2001.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         A. There have been no reports filed on form 8-K for the three months ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.



/s/Harry H. Shearouse
------------------------------------
Harry H. Shearouse
President / Chief Executive Officer

Date:   November 1, 2001