Form 10KSB40
period 2001-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2002-03-27
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended December 31, 2001

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act

                  For the transition period from _____________ to __________

Commission file number 333-07914
                       ---------

                       CITIZENS EFFINGHAM BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            GEORGIA                                              58-2357619
            -------                                              -----------
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

Yes [X] No [ ]

Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or an information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most fiscal year: $6,138,901

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $11,264,000 as of March 15, 2002

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 15, 2002.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I                                                                                                3
ITEM 1.                DESCRIPTION OF BUSINESS                                                        3
ITEM 2.                DESCRIPTION OF PROPERTIES                                                     22
ITEM 3.                LEGAL PROCEEDINGS                                                             22
ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                           22

PART II                                                                                              22
ITEM 5.                MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
                       STOCKHOLDERS MATTERS                                                          22
ITEM 6.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION                                            23
ITEM 7.                FINANCIAL STATEMENTS                                                          28
ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE                                           52

PART III                                                                                             52
ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
                       PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                    52
ITEM 10.               EXECUTIVE COMPENSATION                                                        53
ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT                                                                    54
ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                56
ITEM 13.               EXHIBITS, LISTS, AND REPORTS ON FORM 8 - K                                    56

SIGNATURES                                                                                           58

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

Market Area

As of the Federal census of 2000, the population of the city of Springfield was 1,821 and Rincon's population was 4,376. The estimated population of Effingham County in 2000 was 37,535. The average income per household of Effingham County for June 1997 was estimated to be $38,714. During the past decade, Effingham County's population has grown by 40 percent and is expected to continue growing through the next century.

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

Employees

The Company has one employee, who is also an employee of the Bank. At December 31, 2001 the Bank had fourteen full-time and one part-time employee at the Springfield office and seven full-time employees at Rincon office. The Bank employed twenty-two full-time equivalent employees. The Company and the Bank consider the relationship with their employees to be excellent.

Competition

Effingham County has offices of three other commercial banks. Bank of America has one office in Springfield and one in Rincon. First National Bank of Effingham has one office in Springfield and two offices in Rincon. Ameribank has one office in Rincon. Effingham County also has one credit union, Fort Stewart Georgia Federal Credit Union, located in Rincon.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because the Bank has been incorporated for more than five years, this limitation does not apply to the Company or the Bank.

CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

         -        the bank holding company has registered securities under
                  Section 12 of the Securities Act of 1934; or

         - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

PERMITTED ACTIVITIES. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

         -        banking or managing or controlling banks; and

         - an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

         -        factoring accounts receivable;

         - making, acquiring, brokering or servicing loans and usual related activities;

         -        leasing personal or real property;

         - operating a non-bank depository institution, such as a savings association;

         -        trust company functions;

         -        financial and investment advisory activities;

         -        conducting discount securities brokerage activities;

         - underwriting and dealing in government obligations and money market instruments;

         - providing specified management consulting and counseling activities;

         - performing selected data processing services and support services;

         - acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

         -        performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election

SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories--well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized--in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2001, we qualified for the "well capitalized" category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

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

         - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

         - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

         - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 9.0% and our ratio of Tier 1 Capital to risk-weighted assets was 8.9%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 8.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2001, the Bank was able to pay approximately $368,502 in dividends to the Company without prior regulatory approval.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps--

         - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

         - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

         - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

         - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

         - the development of internal policies, procedures, and controls;

         -        the designation of a compliance officer;

         -        an ongoing employee training program; and

         -        an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Selected Statistical Information

The following statistical information is provided for the Company for the years ended December 31, 2001 and 2000. The data is presented primarily using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

I. Distribution of Assets, Liabilities, and Stockholder's Equity; Interest Rates and Interest Differential

The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                                     2001                                 2000
                                                      ---------------------------------    ---------------------------------
                                                                   Interest     Tax                     Interest     Tax
                                                      Average      Income/   Equivalent    Average      Income/   Equivalent
                                                      Balance      Expense     Yield       Balance      Expense      Yield
                                                      -------      --------  ----------    -------      --------  ----------
                                                                             (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold          $ 4,350       $  169      3.89%      $ 2,871       $  182       6.34%
Investment Securities:
  Taxable investment securities                         4,680          266      5.68%        3,247          194       5.97%
  Tax-exempt investment securities                        245           --      0.00%           --           --       0.00%
Loans (including loan fees)                            57,439        5,258      9.15%       41,612        4,488      10.79%
                                                      -------       ------      ----       -------       ------      -----
  Total interest earning assets                        66,714        5,693      8.53%       47,730        4,864      10.19%
                                                                    ------      ----                     ------      -----

Allowance for loan losses                                (699)                                (544)
Cash & due from banks                                   2,183                                1,903
Premises and equipment                                  1,761                                1,875
Other assets                                              887                                  749
                                                      -------                              -------
  Total assets                                        $70,846                              $51,713
                                                      =======                              =======
Interest bearing liabilities:
  Deposits:
    Demand deposits                                     4,001           61      1.52%        3,202           71       2.22%
    Savings and Money Market                           15,041          464      3.08%       10,496          415       3.95%
    Time deposits                                      38,941        2,505      6.43%       27,475        1,709       6.22%
                                                      -------       ------      ----       -------       ------      -----
  Total interest bearing liabilities                   57,983        3,030      5.23%       41,173        2,195       5.33%
                                                                    ------      ----                     ------      -----

Non-interest bearing deposits                           6,281                                4,917
Other liabilities                                         520                                  478
Stockholders' equity                                    6,062                                5,145
                                                      -------                              -------
  Total liabilities and stockholders' equity          $70,846                              $51,713
                                                      =======                              =======
Net interest income                                                 $2,663                               $2,669
Net interest spread                                                             3.31%                                 4.86%
                                                                                ====                                 =====
Net interest yield on average earning assets          $66,714       $2,663      3.99%      $47,730       $2,669       5.59%
                                                      =======       ======      ====       =======       ======      =====

As of December 31, 2001 and 2000 there were no loans on nonaccrual.

Loan fees are included in the interest income computation and were $434,004 and $258,425 as of December 31, 2001 and 2000, respectively.

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

                                                                 2001 to 2000                     2000 to 1999
                                                              Increase(decrease)               Increase(decrease)
                                                              due to changes in                due to changes in
                                                       ----------------------------      ---------------------------
                                                                   Yield/                           Yield/
                                                       Volume       Rate        Net      Volume      Rate       Net
                                                       ------      ------       ---      ------     -----      -----
                                                                            (Amounts in Thousands)

Interest earned on:
  Interest earning deposits and fed funds sold             94        (107)      (13)        (32)       41          9
  Investment securities:
    Taxable investment securities                          86         (14)       72          80        13         93
    Tax-exempt investment securities                       --          --        --          --        --         --
Loans                                                   1,707        (937)      770       1,721       357      2,078
                                                        -----      ------       ---       -----       ---      -----
      Total interest income                             1,886      (1,057)      829       1,769       411      2,180
                                                        -----      ------       ---       -----       ---      -----

Interest paid on:
  Deposits:
    Demand deposits                                        18         (28)      (10)         28        --         28
    Savings                                               180        (131)       49          91        32        123
    Time deposits                                         713          83       796         697       180        877
    Other borrowings                                       --          --        --          --        --         --
                                                        -----      ------       ---       -----       ---      -----
      Total interest expense                              911         (76)      835         816       212      1,028
                                                        -----      ------       ---       -----       ---      -----

II. Investment Portfolio - Carrying Value of Securities

The following tables summarize the investment portfolio by type and maturity:

                                         Available for Sale
                                     --------------------------
                                      2001                2000
                                     ------              ------
                                      (Amounts in Thousands)
U.S. Government Agencies             $6,560              $3,708
State, county and municipal             245                  --
Mortgage-Backed Securities               --                  --
                                     ------              ------
   Total                             $6,805              $3,708
                                     ======              ======

EXPECTED MATURITIES

                                                                            Available for Sale
                                     --------------------------------------------------------------------------------------------
                                     Within               After One             After Five
                                      One                 But Within            But Within            After
                                      Year      Yield     Five Years   Yield    Ten Years   Yield   Ten Years   Yield      Totals
                                     ------     -----     ----------   -----    ----------  -----   ---------   -----      ------
                                                                                  (Dollars in Thousands)
U. S. Treasury                       $   --        --       $   --        --       $ --        --      $ --        --      $   --
U.S. Government Agencies              1,017      5.64%       5,543      5.29%        --        --        --        --       6,560
State, county and municipal              --        --          245      5.00%        --        --        --        --         245
Mortgage-Backed Securities               --        --           --        --         --        --        --        --          --
                                     ------      ----       ------      ----       ----      ----      ----      ----      ------
   Total                             $1,017      5.64%      $5,788      5.15%      $ --        --      $ --        --      $6,805
                                     ======      ====       ======      ====       ====      ====      ====      ====      ======

The Company had no securities classified as held to maturity or trading as of December 31, 2001 and 2000.

III. Loan Portfolio

The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                                      2001                           2000
                                             ---------------------          --------------------
                                                             (Dollars in Thousands)
Commercial                                   $10,935          15.8%         $10,310         20.5%
Commercial - Business Real Estate             19,178          27.8%          12,644         25.2%
Real Estate - Construction                    13,765          19.9%           8,542         17.0%
Real Estate - Mortgage                        16,496          23.9%          12,700         25.3%
Installment Loans to Individuals               8,686          12.6%           6,045         12.0%
                                             -------         -----          -------        -----
  Total Loans                                 69,060         100.0%          50,241        100.1%
  Less: Allowance for Loan losses               (767)                          (613)
                                             -------                        -------
  Total                                      $68,293                        $49,628
                                             =======                        =======

                                                                                        Rate Structure
                                                       Maturity                           > One Year
                                               -----------------------               --------------------
                                                Over One       Due                    Fixed      Variable
                                   One Year      Through      After                  Interest    Interest
                                    or Less    Five Years   Five Years    Total        Rate        Rate
                                   --------    ----------   ----------   -------     --------    --------
Commercial                          $ 5,684      $5,138        $113      $10,935      $1,803      $3,448

Real estate - construction           12,126       1,639          --       13,765         764         875
                                    -------      ------        ----      -------      ------      ------
  Total                             $17,810      $6,777        $113      $24,700      $2,567      $4,323
                                    =======      ======        ====      =======      ======      ======

Statistical Information continued

IV. Summary of Loan Loss Experience

                                                                        2001            2000
                                                                       -------         -------
                                                                        (Amounts in Thousands)
Allowance for possible loan losses, beginning of period                $   613         $   481
                                                                       -------         -------
Charge-offs:
  Commercial                                                                22              25
  Real estate - construction                                                --              --
  Real estate - mortgage                                                    --              --
  Consumer loans                                                            72             128
                                                                       -------         -------
    Total                                                                   94             153
                                                                       -------         -------
Recoveries:
  Commercial                                                                --               5
  Real estate - construction                                                --              --
  Real estate - mortgage                                                    --              --
  Consumer loans                                                            24               6
                                                                       -------         -------
    Total                                                                   24              11
                                                                       -------         -------

Net charge-offs                                                             70             142
                                                                       -------         -------

Additions charged to operations                                            224             274
Adjustments                                                                 --              --
                                                                       -------         -------
Allowance for possible loan losses, end of period                          767             613
                                                                       -------         -------

Average loans outstanding, net of unearned income                      $57,439         $41,612
                                                                       =======         =======
Ratio of net charge-offs during the period to average loans
  outstanding during the period                                           0.12%           0.34%
                                                                       =======         =======

RISK ELEMENTS
(Thousands)

                                             2001         2000
                                             ----         ----
Loans 90 days past due                       $  7         $ --
Loans on nonaccrual                            --           --
Other Real Estate                              --           --
                                             ----         ----
  Total Nonperforming assets                 $  7         $ --
                                             ----         ----
  Total Nonperforming assets as a
    Percentage of loans                       0.0%         0.0%
                                             ====         ====

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

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2001:

                                          Allocated          % of Total
                                            Amount            Allowance
                                          ---------          ----------
Commercial                                    333                43.6%
Real Estate - Construction                    153                19.9%
Real Estate - Mortgage                        183                23.9%
Installment Loans to Individuals               98                12.6%
Unallocated                                    --                  --
                                             ----              ------
   Total                                      767              100.00%
                                             ====              ======

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

V. Deposits

The following table summarizes the average balances and average rates for deposit accounts:

                                                     2001                        2000
                                             ---------------------       ---------------------
                                             Average       Average       Average       Average
                                             Balance        Rate         Balance        Rate
                                             -------       -------       -------       -------
                                                           (Dollars in Thousands)
Non-interest bearing deposits                  6,281                       4,917
Interest bearing demand deposits               4,001        1.52%          3,202        2.22%
Savings and money market deposits             15,041        3.08%         10,496        3.95%
Time deposits                                 38,941        6.43%         27,475        6.22%
                                             -------        ----         -------        ----
  Total average deposits                     $64,264        4.73%        $46,090        4.78%
                                             =======        ====         =======        ====

As of December 31, 2001 the amount outstanding of time certificates of deposit of $100,000 or more was $15,881 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                                    (Thousands)
3 months or less                      $ 2,817
over 3 through 6 months                 8,499
over 6 through 12 months                4,456
over 12 months                            109
                                      -------
   Total                              $15,881
                                      =======

VI. Selected Financial Data (amounts in thousands, except per share amounts)

The following represents selected financial data for the years ended December 31, 2001 and 2000. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                  2001           2000
                                                 ------         ------
Interest Income                                   5,693          4,860
Interest Expense                                  3,030          2,195
Net Interest Income                               2,663          2,664
Provision for Loan Losses                           224            274
Net Earnings                                        719            819
Net Earnings Per Share                             1.40           1.60
Total Average Stockholder's Equity                6,062          5,145
Total Average Assets                             70,846         51,713
Return on average assets                           1.01%          1.58%
Return on average equity                          11.86%         15.92%
Average equity to average asset ratio              8.56%          9.95%

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

FINANCIAL CONDITION

GENERAL

Total assets of $80,114,247 at December 31, 2001 are an increase of 31.7% from $60,840,027 at December 31, 2000. At December 31, 2001, total deposits had increased 32.7% to $72,721,448 from $54,801,009 at December 31, 2000. Total loans increased 37.6% to $68,293,387 from $49,628,693 at December 31, 2000. This represented a loan to deposit ratio at December 31, 2001 of 93.9% compared to 90.6% at December 31, 2000. Earning assets represented approximately 93.9% and 90.7% of total assets at December 31, 2001 and 2000, respectively.

CAPITAL

At December 31, 2001, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "capital adequacy". Based on the level of the Bank's risk weighted assets at December 31, 2001, the Bank had $1.4 more capital than necessary to satisfy the "capital adequacy" criteria.

At December 31, 2000, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "well-capitalized". Based on the level of the Bank's risk weighted assets at December 31, 2000, the Bank had $1.0 more capital than necessary to satisfy the "well-capitalized" criteria.

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. Investment securities, exclusive of unrealized gains and losses, increased $3,096,773 during 2001. The Bank had no securities classified as held to maturity as of December 31, 2001. The Bank was in a Federal funds purchased position at December 31, 2001 from a Federal fund sold position at December 31, 2000 due to investing these funds in securities and loans.

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

The Bank has established a Federal Funds line of credit with two correspondent banks, which totals $2,900,000. This line is unsecured and is designed to provide the Bank with short-term liquidity. The Bank had $457,000 advanced on these lines as of December 31, 2001.

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

For the years ended December 31, 2001 and 2000, the Company had net income of $719,248 ($1.40 per share) and $818,652 ($1.60 per share), respectively. This decrease was primarily attributable to the noninterest expense increase of $314,162 from 1,459,910 at December 31, 2000 to $1,774,072 for the year ended
December 31, 2001.

The following table shows the related results of operations ratios for Assets and Equity for the years ended December 31, 2001 and 2000:

                                                (Dollars in Thousands)
                                                  2001           2000
                                                 ------         ------
Interest Income                                   5,696          4,860
Interest Expense                                  3,030          2,195
Net Interest Income                               2,663          2,665
Provision for Loan Losses                           224            274
Net Earnings                                        719            819
Net Earnings Per Share                             1.40           1.60
Total Average Stockholder's Equity                6,062          5,145
Total Average Assets                             70,846         51,713
Return on average assets                           1.01%          1.58%
Return on average equity                          11.86%         15.92%
Average equity to average asset ratio              8.56%          9.95%

INTEREST INCOME/ INTEREST EXPENSE

For the period ended December 31, 2001, interest income from loans and investments, including loan fees of $434,004, was $5,693,030 representing a yield of 8.53% on average earning assets of $66,713,953. Interest expense was $3,030,292, representing a cost of 5.23% on average interest bearing liabilities of $57,983,130. Net interest income was $2,662,738, producing a net yield of 3.99% on average earning assets.

For the period ended December 31, 2000, interest income from loans and investments, including loan fees of $258,425, was $4,860,075, representing a yield of 10.18% on average earning assets of $47,730,017. Interest expense was $2,195,957, representing a cost of 5.33% on average interest bearing liabilities of $41,172,358. Net interest income was $2,664,118, producing a net yield of 5.59% on average earning assets.

ASSET QUALITY

The provision for loan losses for the years ended December 31, 2001 and 2000 was $224,000 and $274,000, respectively. Total charge-offs were $93,843 and $153,334 for the years ended December 31, 2001 and 2000, respectively, and were related to the Bank's consumer portfolio. At December 31, 2001 and 2000 the Bank had $7,256 and $0 loans past due 90 days or more, respectively. Also at December 31, 2001 and 2000, the Bank had no loans on non-accrual status. The allowance for loan losses at December 31, 2001 and 2000 was $767,268 and $612,727, respectively. This represents 1.11% and 1.22% of total loans at December 31, 2001 and 2000, respectively.

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

NON-INTEREST INCOME

Non-interest income for the years ended December 31, 2001 and 2000 was $445,871 and $339,792, respectively. This consisted primarily of service charges on deposit accounts, which were $327,344 and $256,137 for the years ended December 31, 2001 and 2000, respectively, and miscellaneous service fees which were $99,952 and $76,057 for the years ended December 31, 2001 and 2000, respectively. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base.

NON-INTEREST EXPENSE

Non-interest expense for the years ended December 31, 2001 and 2000 was $1,774,072 and $1,459,910, respectively. This consisted primarily of salaries and benefits, which were $718,192 and $620,150 for the years ended December 31, 2001 and 2000, respectively. Other major expenses included in non-interest expense for the year ended December 31, 2001 were supplies of $63,486 and data processing of $124,267. Other major expenses included in non-interest expense for the year ended December 31, 2000 were supplies of $48,546 and data processing of $76,230.

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

The Bank's interest rate sensitivity position at December 31, 2001, is set forth in the table below:

                                                                     0-90            91-365          Over 1 Year           Over
                                                                     Days             Days           thru 5 Years        5 Years
                                                                  -----------     ------------       -----------       ------------
INTEREST RATE SENSITIVE ASSETS:
Loans                                                             $45,564,658     $    265,174       $        --       $    544,349
Securities                                                            251,875          765,725         5,787,608                 --
Federal Funds Sold                                                         --               --                --                 --
                                                                  -----------     ------------       -----------       ------------
   Total Interest Rate Sensitive Assets                           $45,816,533     $  1,030,899       $ 5,787,608       $    544,349
                                                                  -----------     ------------       -----------       ------------

INTEREST RATE SENSITIVE LIABILITIES:
Interest Bearing Demand Deposits                                  $        --     $         --       $        --       $  7,402,618
Savings and Money Market Deposits                                   1,027,661               --                --         14,146,525
Time Deposits                                                       7,028,000       21,749,000        13,931,238                 --
                                                                  -----------     ------------       -----------       ------------
   Total Interest Rate Sensitive Liabilities                      $ 8,055,661     $ 21,749,000       $13,931,238       $ 21,549,143
                                                                  -----------     ------------       -----------       ------------
Interest Rate Sensitivity GAP                                     $37,760,872     $(20,718,101)      $(8,143,630)      $(21,004,794)
                                                                  -----------     ------------       -----------       ------------

Cumulative Interest Rate Sensitivity GAP                          $37,760,872     $ 17,042,771       $ 8,899,141       $(12,105,653)
                                                                  -----------     ------------       -----------       ------------
Cumulative GAP as a % of total assets at December 31, 2001              47.16%           21.28%            11.11%           -15.12%
                                                                  -----------     ------------       -----------       ------------
Cumulative GAP as a % of total assets at December 31, 2000              51.64%           39.70%            54.21%             32.12%
                                                                  -----------     ------------       -----------       ------------

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

 At December 31, 2001, the above gap analysis indicates a positive cumulative gap position thru the one-year time interval of $17,042,771. A positive gap position indicates that the Company's rate sensitive assets will reprice faster than its rate sensitive liabilities, with 46% of rate sensitive liabilities and 88% of rate sensitive assets repricing within one year. The Bank is asset sensitive in the zero to ninety day time horizon, meaning that rising rates tend to be beneficial, and is liability sensitive at the one-year and over time horizons, meaning that falling rates tend to be beneficial to the Bank's net interest margin. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short-term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

ITEM 7. FINANCIAL STATEMENTS

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2001

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
INDEPENDENT AUDITORS' REPORT..................................................................           31

FINANCIAL STATEMENTS:

  Consolidated Balance Sheets.................................................................           32

  Consolidated Statements of Changes in Shareholders' Equity..................................           33

  Consolidated Statements of Income...........................................................           34

  Consolidated Statements of Cash Flows.......................................................           35

  Notes to Consolidated Financial Statements..................................................           36

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Citizens Effingham Bancshares, Inc. and Subsidiary

         We have audited the accompanying consolidated balance sheets of Citizens Effingham Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens Effingham Bancshares, Inc. and Subsidiary at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


January 15, 2002
Dublin, Georgia

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS


                                                                                      As of December 31,
                                                                              ---------------------------------
                                                                                  2001                 2000
                                                                              ------------         ------------
ASSETS
  Cash and due from banks                                                     $  2,204,384         $  2,924,676
  Federal funds sold                                                                    --            1,730,000
                                                                              ------------         ------------
    Total cash and cash equivalents                                              2,204,384            4,654,676
                                                                              ------------         ------------
  Securities available for sale, at fair value                                   6,805,208            3,708,435
  Federal Home Loan Bank stock, restricted, at cost                                127,000              114,800
  Loans, net of unearned income                                                 69,060,655           50,241,420
  Less -  allowance for loan losses                                               (767,268)            (612,727)
                                                                              ------------         ------------
    Loans, net                                                                  68,293,387           49,628,693
                                                                              ------------         ------------
  Bank premises and equipment, net                                               1,714,687            1,811,777
  Accrued interest receivable                                                      601,031              631,087
  Other assets                                                                     368,550              290,559
                                                                              ------------         ------------
    TOTAL ASSETS                                                              $ 80,114,247         $ 60,840,027
                                                                              ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                                      $  7,588,459         $  5,677,818
    Interest-bearing                                                            65,132,989           49,123,191
                                                                              ------------         ------------
     Total deposits                                                             72,721,448           54,801,009
  Accrued interest payable                                                         407,025              360,511
  Federal funds purchased                                                          457,000                   --
  Accrued expenses and other liabilities                                            72,087               30,867
                                                                              ------------         ------------
    Total liabilities                                                           73,657,560           55,192,387
                                                                              ------------         ------------
Commitments and contingencies

Shareholders' Equity:
  Common stock, $1 par value, authorized 20,000,000 shares, issued
     and outstanding 512,000 shares                                                512,000              512,000
  Paid-in capital surplus                                                        4,608,000            4,608,000
  Retained earnings                                                              1,232,986              513,738
  Accumulated other comprehensive income                                           103,701               13,902
                                                                              ------------         ------------
    Total shareholders' equity                                                   6,456,687            5,647,640
                                                                              ------------         ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 80,114,247         $ 60,840,027
                                                                              ============         ============

           See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                  Retained         Accumulated
                                                                 Paid-in          Earnings           Other
                                                Common           Capital        (Accumulated      Comprehensive
                                                Stock            Surplus          Deficit)        Income (Loss)         Total
                                               --------        ----------       ------------      -------------      -----------
BALANCE, DECEMBER 31, 1998                     $512,000        $4,608,000        $ (613,414)        $     --         $ 4,506,586
                                                                                                                     -----------
Comprehensive income:
  Net income                                         --                --           308,500               --             308,500
  Valuation allowance adjustment on
    securities available for sale                    --                --                --          (53,709)            (53,709)
                                                                                                                     -----------
      Total comprehensive income                                                                                         254,791
                                               --------        ----------        ----------         --------         -----------
BALANCE, DECEMBER 31, 1999                      512,000         4,608,000          (304,914)         (53,709)          4,761,377
                                                                                                                     -----------
Comprehensive income:
  Net income                                         --                --           818,652               --             818,652
  Valuation allowance adjustment on
    securities available for sale                    --                --                --           67,611              67,611
                                                                                                                     -----------
      Total comprehensive income                                                                                         886,263
                                               --------        ----------        ----------         --------         -----------
BALANCE, DECEMBER 31, 2000                      512,000         4,608,000           513,738           13,902           5,647,640
                                                                                                                     -----------
Comprehensive income:
  Net income                                         --                --           719,248               --             719,248
  Valuation allowance adjustment on
    securities available for sale                    --                --                --           89,799              89,799
                                                                                                                     -----------
      Total comprehensive income                                                                                         809,047
                                               --------        ----------        ----------         --------         -----------
BALANCE, DECEMBER 31, 2001                     $512,000        $4,608,000        $1,232,986         $103,701         $ 6,456,687
                                               ========        ==========        ==========         ========         ===========

          See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                               Years Ended December 31,
                                                                    ----------------------------------------------
                                                                       2001              2000              1999
                                                                    ----------        ----------        ----------
INTEREST INCOME:
  Interest and fees on loans                                        $5,258,249        $4,487,893        $2,410,054
  Income on federal funds sold                                         168,729           181,492           173,326
  Interest on investment securities:
    Taxable income                                                     265,777           190,690           100,508
  Other interest                                                           275                --                --
                                                                    ----------        ----------        ----------
    Total interest income                                            5,693,030         4,860,075         2,683,888
                                                                    ----------        ----------        ----------
INTEREST EXPENSE:
  Deposits                                                           3,030,267         2,195,957         1,167,214
  Federal funds purchased                                                   25                --                --
                                                                    ----------        ----------        ----------
    Total interest expense                                           3,030,292         2,195,957         1,167,214
                                                                    ----------        ----------        ----------
  Net interest income before loan losses                             2,662,738         2,664,118         1,516,674
  Less - provision for loan losses                                     224,000           274,000           290,000
                                                                    ----------        ----------        ----------
    Net interest income after provision for loan losses              2,438,738         2,390,118         1,226,674
                                                                    ----------        ----------        ----------
NONINTEREST INCOME:
  Service charges on deposit accounts                                  327,344           256,137           142,081
  Other service charges, commissions, and fees                          99,952            76,057            48,171
  Gain on calls of securities                                            1,325                --                --
  Other income                                                          17,250             7,598            13,752
                                                                    ----------        ----------        ----------
    Total noninterest income                                           445,871           339,792           204,004
                                                                    ----------        ----------        ----------
NONINTEREST EXPENSES:
  Salaries                                                             718,192           620,150           578,692
  Employee benefits                                                    141,625           100,929            85,065
  Net occupancy expenses                                               104,014           104,552            92,720
  Equipment rental and depreciation of equipment                       174,379           159,108           133,390
  Other expenses                                                       635,862           475,171           383,343
                                                                    ----------        ----------        ----------
    Total noninterest expense                                        1,774,072         1,459,910         1,273,210
                                                                    ----------        ----------        ----------
INCOME BEFORE INCOME TAXES                                           1,110,537         1,270,000           157,468
  Less - Income tax expense (benefit)                                  391,289           451,348          (151,032)
                                                                    ----------        ----------        ----------
NET INCOME                                                          $  719,248        $  818,652        $  308,500
                                                                    ==========        ==========        ==========

EARNINGS PER SHARE:
  Basic                                                             $     1.40        $     1.60        $     0.60
                                                                    ==========        ==========        ==========
  Diluted                                                           $     1.40        $     1.60        $     0.60
                                                                    ==========        ==========        ==========

          See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                    ------------------------------------------------------
                                                                        2001                 2000                 1999
                                                                    ------------         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    719,248         $    818,652         $    308,500
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Provision for loan losses                                              224,000              274,000              290,000
  Depreciation                                                           129,645              126,722              121,133
  Loss on sale of property                                                    --                  141                   --
  Gain on call of securities available for sale                            1,325                   --                   --
  Changes in accrued income and other assets                             (44,400)            (313,176)            (541,050)
  Changes in accrued expenses and other liabilities                       37,939              164,247              141,756
                                                                    ------------         ------------         ------------
    Net cash provided by (used in) operating activities                1,067,757            1,070,586              320,339
                                                                    ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans made to customers                              (18,888,694)         (16,803,918)         (20,660,960)
  Purchase of available for sale securities                           (4,462,039)          (1,003,052)          (2,646,190)
  Proceeds from calls of securities available for sale                 1,500,000                   --                   --
  Property and equipment expenditures                                    (32,555)              (2,774)             (76,291)
  Purchase of Federal Home Loan Bank stock                               (12,200)            (114,800)                  --
                                                                    ------------         ------------         ------------
    Net cash used in investing activities                            (21,895,488)         (17,924,544)         (23,383,441)
                                                                    ------------         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                            17,920,439           16,310,885           22,737,666
  Proceeds from federal funds purchased                                  457,000                   --                   --
    Net cash provided by financing activities                         18,377,439           16,310,885           22,737,666
                                                                    ------------         ------------         ------------
NET INCREASE (DECREASE) IN  CASH AND CASH EQUIVALENTS                 (2,450,292)            (543,073)            (325,436)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           4,654,676            5,197,749            5,523,185
                                                                    ------------         ------------         ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $  2,204,384         $  4,654,676         $  5,197,749
                                                                    ============         ============         ============

          See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001
-------------------------------------------------------------------------------

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

         Securities available for sale, primarily debt securities, are recorded at fair value with unrealized gains or losses (net of tax effect) excluded from earnings and reported in other comprehensive income. Securities available for sale will be used as a part of the Bank's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk and other factors.

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

         The allowance for loan losses is maintained at a level, which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

11. ADVERTISING COSTS - It is the policy of the Bank to expense advertising costs as they are incurred. The Bank does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the years ended December 31, 2001, 2000 and 1999 were $18,734, $16,261 and $11,149, respectively.

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

         Earnings per common share have been computed based on the following:


                                                                           Years Ended December 31,
                                                                ------------------------------------------------
                                                                  2001                2000                1999
                                                                --------            --------            --------
Net income (loss)                                               $719,248            $818,652            $308,500
Less:  Preferred stock dividends                                      --                  --                  --
                                                                --------            --------            --------
Net income (loss) applicable to common stock                    $719,248            $818,652            $308,500
                                                                ========            ========            ========
Weighted average number of common shares outstanding             512,000             512,000             512,000
Effect of dilutive options, warrants, etc                             --                  --                  --
                                                                --------            --------            --------
Weighted average number of common shares outstanding
used to calculate diluted earnings per common share              512,000             512,000             512,000
                                                                ========            ========            ========

     13. COMPREHENSIVE INCOME -The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company net income or shareholders' equity.

         The components of other comprehensive income and related tax effects are as follows:


                                                                                Years Ended December 31,
                                                                 ----------------------------------------------------
                                                                   2001                  2000                  1999
                                                                 ---------             ---------             --------
Unrealized holding gains (losses) on
available-for-sale securities                                    $ 136,059             $ 102,441             $(81,377)
Less:  Reclassification adjustment for (gains) losses
realized in income                                                   1,325                    --                   --
                                                                 ---------             ---------             --------
Net unrealized gains                                               134,734               102,441              (81,377)
Tax effect                                                         (44,935)              (34,830)              27,668
                                                                 ---------             ---------             --------
Net -of-tax amount                                                  89,799                67,611              (53,709)
                                                                 =========             =========             ========


B. INVESTMENT SECURITIES

     Debt and equity securities have been classified in the balance sheet according to management's intent. The following table reflects the amortized cost and estimated market values of investments in debt securities held at December 31, 2001 and 2000. In addition, gross unrealized gains and gross unrealized losses are disclosed as of December 31, 2001 and 2000.

     The Company did not have any securities HELD TO MATURITY at December 31, 2001 and 2000.

     The book value and market values of securities AVAILABLE FOR SALE were:


                                                       AMORTIZED             UNREALIZED        UNREALIZED        ESTIMATED
                                                         COST                  GAINS             LOSSES          MARKET VALUE
                                                       ----------            --------            ------            ----------
December 31, 2001:
Debt Securities
U.S. Treasury and other government agencies            $6,398,085            $162,465            $   --            $6,560,550
State and Political Subdivisions                          250,000                  --             5,342               244,658
                                                       ----------            --------            ------            ----------
Total                                                  $6,648,085            $162,465            $5,342            $6,805,208
                                                       ==========            ========            ======            ==========

DECEMBER 31, 2000:
Debt Securities
U.S. Treasury and other government agencies            $3,687,371            $ 21,064            $   --            $3,708,435
State and Political Subdivisions                               --                  --                --                    --
                                                       ----------            --------            ------            ----------
Total                                                  $3,687,371            $ 21,064            $   --            $3,708,435
                                                       ==========            ========            ======            ==========


     The book and market values of pledged securities were $12,913,216 and $3,016,901, respectively, at December 31, 2001, compared to $1,844,167 and $1,844,329, respectively, at December 31, 2000.

     The amortized cost and estimated market value of debt securities held for investment and of available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

                                                                        Estimated
December 31, 2001:                              Amortized Cost         Market Value
                                                --------------         -------------
Due in one year or less                           $  748,938            $1,017,600
Due after one year through five years              5,899,147             5,787,608
Due after five years through ten years                    --                    --
Due after ten years                                       --                    --
                                                  ----------            ----------
Total                                             $6,648,085            $6,805,208
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

     At December 31, 2001, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

C. LOANS

     The following is a summary of the loan portfolio by principal categories at December 31, 2001 and 2000:


                                                   2001                     2000
                                               ------------             ------------
Mortgage loans on real estate:
Residential 1-4 family                         $ 16,496,000             $ 12,700,000
Commercial                                       19,178,000               12,644,000
Construction                                     13,765,000                8,542,000
                                               ------------             ------------
Total mortgage loans on real estate              49,439,000               33,886,000
                                               ------------             ------------
Commercial loans                                 10,935,000               10,310,000
                                               ------------             ------------
Other loans-
Personal                                          8,686,655                6,045,420
                                               ------------             ------------
Subtotal                                         69,060,655               50,241,420
Less:
Allowance for loan losses                          (767,268)                (612,727)
                                               ------------             ------------
Loans, net                                     $ 68,293,387             $ 49,628,693
                                               ============             ============


     Overdrawn accounts included in loans were $3,711 and $4,624 at December 31, 2001 and 2000, respectively.

D. ALLOWANCE FOR LOAN LOSSES

     A summary of changes in allowance for loan losses of the Bank for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                        2001                  2000                  1999
                                                      ---------             ---------             ---------
Beginning Balance                                     $ 612,727             $ 481,035             $ 195,000
Add - Provision for possible loan losses                224,000               274,000               290,000
                                                      ---------             ---------             ---------
Subtotal                                                836,727               755,035               485,000
                                                      ---------             ---------             ---------
Less:
Loans charged off                                        93,843               153,334                 4,112
Recoveries on loans previously charged off              (24,384)              (11,026)                 (147)
                                                      ---------             ---------             ---------
Net loans charged off                                    69,459               142,308                 3,965
                                                      ---------             ---------             ---------
Balance, end of year                                  $ 767,268             $ 612,727             $ 481,035
                                                      =========             =========             =========

     At December 31, 2001 and 2000, there were no loans on which the accrual of interest had been discontinued or reduced.

E. BANK PREMISES AND EQUIPMENT

     The following is a summary of asset classifications and depreciable lives for the Bank at December 31, 2001 and 2000:


                                      Useful Lives (Years)        2001                    2000
                                      --------------------     -----------             -----------
Land                                                           $   340,666             $   340,666
Banking house and improvements               8 - 40              1,191,374               1,179,374
Equipment, furniture and fixtures             5-10                 571,776                 551,221
Automobiles                                    5                    23,284                  23,284
                                                               -----------             -----------
Total                                                            2,127,100               2,094,545
Less - accumulated depreciation                                   (412,413)               (282,768)
                                                               -----------             -----------
Bank premises and equipment, net                               $ 1,714,687             $ 1,811,777
                                                               ===========             ===========

     Depreciation included in operating expenses amounted to $129,645, $126,722 and $121,133 in 2001, 2000 and 1999, respectively.

     Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2001, pertaining to banking premises and equipment, future minimum rent commitments under various leases are as follows:


2002                                                    $  52,284
2003                                                       57,523
2004                                                       63,276
2005                                                       68,732
2006                                                           --
Thereafter                                                     --
                                                         --------
Total future minimum rent commitments                    $241,815
                                                         ========

     The leases contain options to extend for periods from four to seven years. The cost of such rentals is not included above. Total rent expense for the year ended December 31, 2001 and 2000, amounted to $66,725 and $63,140, respectively.

F.   DEPOSITS

     The aggregate amount of time deposits exceeding $100,000 at December 31, 2001 and 2000 was $15,880,407 and $14,180,248, respectively, and the Bank had deposit liabilities in NOW accounts of $7,402,618 and $5,654,013 at December 31, 2001 and 2000, respectively.

     At December 31, 2001, the scheduled maturities of time deposits are as follows:


2002                                                    $ 28,614,538
2003                                                      11,795,471
2004                                                       1,756,086
2005                                                         305,597
2006                                                          74,084
                                                        ------------
2006 and Thereafter                                     $ 42,545,776
                                                        ============


G. SHORT-TERM BORROWINGS

     The Bank had a line of credit for federal funds purchased of $2,900,000 with two correspondent institutions as of December 31, 2001. The Bank had $457,000 advanced on these lines as of December 31, 2001.

     The Bank had no advances from the Federal Home Loan Bank (FHLB) at December 31, 2001 and 2000. The Bank does, however, have approved credit availability with the FHLB of $6,700,000. Stock in FHLB, with a carrying value of $127,000 at December 31, 2001, was pledged to FHLB in the even the subsidiary requests future advances. The Subsidiary is required to maintain a minimum investment in FHLB stock of the greater of 1% of total mortgage assets or .3% of total assets while the advance agreement is in effect.

H. PROVISION FOR INCOME TAXES

     The provision for income taxes for the year ended December 31, 2001, 2000 and 1999 was computed as follows:


                                                     2001                  2000                 1999
                                                  ---------             ---------             ---------
Current tax expense                               $ 445,545             $ 453,093             $   2,586
Deferred tax expense (benefit)                      (54,256)               (1,745)             (153,618)
                                                  ---------             ---------             ---------
        Net provision for income taxes            $ 391,289             $ 451,348             $(151,032)
                                                  =========             =========             =========


     Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse.

     The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:


                                                                                  Years Ended December 31,
                                                                      -------------------------------------------------------
                                                                         2001                   2000                  1999
                                                                      ---------              ---------              ---------
Tax on pretax income at statutory rate                                $ 377,583              $ 431,800              $  53,539
Benefit of graduated tax rates                                               --                     --                 (8,876)
Effect of unrealized net operating loss carryovers                           --                     --                     --
Benefit of realized net operating loss carryovers                            --                 12,566               (112,757)
State income tax, net of federal tax benefit                             24,995                 29,591                     --
Provision for federal alternative minimum tax                                --                     --                  2,586
Non-deductible business meals and entertainment                             662                    439                  1,011
Non-deductible interest expense to carry tax-exempt income                3,437                  1,862                    211
Non-deductible social club dues                                           1,983                  2,190                  1,702
Tax-exempt income                                                           (94)                    --                     --
Effect of deferred tax attributes                                       (17,277)               (27,100)               (88,448)
                                                                      ---------              ---------              ---------
Total                                                                 $ 391,289              $ 451,348              $(151,032)
                                                                      =========              =========              =========
Net effective tax rate                                                     35.1%                  35.4%                -94.6%
                                                                      =========              =========              =========


     The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax assets and liabilities are as follows:


                                                              2001                  2000                 1999
                                                            ---------             ---------             ---------
Deferred Income Tax Asset :
Provision for loan losses, net                              $ 247,424             $ 181,380             $ 157,552
Organization costs                                             19,216                30,748                42,279
Unrealized loss on securities available for sale               53,422                 7,172                27,668
AMT Credit Carryover                                               --                    --                 2,586
NOL carryover                                                      --                    --                   725
                                                            ---------             ---------             ---------
Total deferred income tax assets                              320,062               219,300               230,810
                                                            ---------             ---------             ---------
Deferred Income Tax Liabilities -
Depreciation                                                  (58,396)              (58,139)              (50,898)
                                                            ---------             ---------             ---------
Net deferred tax asset                                      $ 261,666             $ 161,161             $ 179,912
                                                            =========             =========             =========


I.   EMPLOYEE BENEFIT PLANS

     During the year ended December 31, 2000, the Company established a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements. Matching contributions to the plan are at the discretion of the Board of Directors. Retirement plan expenses for administrative fees charged to operations amounted to $2,955 as of December 31, 2001. The Company made a profit sharing contribution of $16,876 and $12,068 for the year ended December 31, 2001 and 2000, respectively.

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

     As of January 1, 2002, the amount available for dividends without regulatory consent was $368,502.

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


                                                                      Contract Amount
                                                                      ---------------
Financial instruments whose contract amounts
   represent credit risk:
Commitments to extend credit                                            $10,328,000
Standby letters of credit                                                   216,000
                                                                        -----------
Total                                                                   $10,544,000
                                                                        ===========


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


Balances at December 31, 2000            $ 2,195,876
New loans                                  1,114,980
Repayments                                (1,943,822)
                                         -----------
Balances at December 31, 2001            $ 1,367,034
                                         ===========


     The Bank also had deposits from these related parties of approximately $1,828,000 at December 31, 2001.

N. DISCLOSURES RELATING TO STATEMENTS OF CASH FLOWS

     Interest and Income Taxes - Cash paid during the years for interest and income taxes was as follows:


                                   2001                   2000                 1999
                                ----------            ----------            ----------
Interest on deposits            $2,983,753            $2,019,431            $1,026,363
                                ==========            ==========            ==========
Income taxes, net               $  475,667            $  463,461            $       --
                                ==========            ==========            ==========


     Other Non-Cash Transactions - Other non-cash transactions relating to investing and financing activities were as follows:


                                                     2001               2000                 1999
                                                    -------            -------            --------
Increase in unrealized loss on available
   for sale securities                              $89,799            $67,611            $(53,709)
                                                    =======            =======            ========


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

     The Bank maintains its cash balances in various financial institutions. Accounts at each institution are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $10,070 at December 31, 2001.

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

     Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

     The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 2001 and 2000 are as follows:


                                                                             2001                              2000
                                                                 ----------------------------      ----------------------------
                                                                  Carrying         Estimated        Carrying        Estimated
                                                                   Amount          Fair Value        Amount         Fair Value
                                                                 -----------      -----------      -----------      -----------
ASSETS:
Cash and short-term investments                                  $ 2,204,384      $ 2,204,384      $ 4,654,676      $ 4,654,676
Securities available for sale                                      6,805,208        6,805,208        3,708,435        3,708,435
Loans                                                             69,060,655       68,216,363       50,241,420       50,184,117
LIABILITY-
Deposits                                                          72,721,448       72,577,052       54,801,009       54,817,701
UNRECOGNIZED FINANCIAL INSTRUMENTS:
Commitments to extend credit                                      10,328,000       10,328,000       10,834,000       10,834,000
 Standby letters of credit and financial guarantees written          216,000          216,000           10,000           10,000


Q. OPERATING EXPENSES

     Components of other operating expenses greater than 1% of total interest income and other income for the periods ended December 31, 2000, 1999 and 1998 are:


                                      2001                2000              1999
                                    --------            -------           -------
Supplies/postage/printing           $ 63,486            $48,546           $51,539
Professional fees                     43,790             35,625            29,938
Legal fees                            12,294             14,454            35,423
Equipment rental                      66,725             63,140            42,739
Data processing fees                 124,267             73,230            15,121


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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2001, the most recent notification from the State Department of Banking and Finance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the Table.


                                                                                           To Be Well Capitalized
                                                                     For Capital          Under Prompt Corrective
                                               Actual             Adequacy Purposes          Action Provisions
                                        ------------------      ---------------------       ------------------
                                          Amount      Ratio      Amount          Ratio       Amount      Ratio
                                        ---------      ---      ---------         ---       ---------     ----
 AS OF DECEMBER 31, 2001:
 Total Risk-Based Capital To
(Risk-Weighted Assets)                  7,074,000      9.9%     5,679,440        >8.0%      7,099,300    >10.0%
                                                                                 -                       -

Tier I Capital To
(Risk-Weighted Assets)                  6,307,000      8.9%     2,839,720        >4.0%      4,259,580    > 6.0%
                                                                                 -                       -

Tier I Capital To
(Average Assets)                        6,307,000      8.1%     3,129,420        >4.0%      3,911,550    > 5.0%
                                                                                 -                       -

 AS OF DECEMBER 31, 2000:
 Total Risk-Based Capital To
(Risk-Weighted Assets)                   6,198,000     12.0%    4,126,480        >8.0%      5,158,100    >10.0%
                                                                                 -                       -

Tier I Capital To
(Risk-Weighted Assets)                   5,585,000     11.0%    2,063,240        >4.0%      3,094,860    > 6.0%
                                                                                 -                       -

Tier I Capital To
(Average Assets)                         5,585,000     10.0%    2,325,440        >4.0%      2,908,300    > 5.0%
                                                                                 -                       -


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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2001


T.  QUARTERLY DATA - UNAUDITED


                                                      YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                                              2001
                                  ------------------------------------------------------------
                                   Fourth            Third           Second           First
                                   Quarter          Quarter          Quarter         Quarter
                                 -----------      -----------      -----------      -----------
Interest income                  $ 1,385,798      $ 1,444,012      $ 1,440,416      $ 1,442,804
Interest expense                    (735,044)        (794,333)        (770,597)        (730,318)
                                 -----------      -----------      -----------      -----------

Net interest income                  650,754          649,679          669,819          692,486
Provision for loan losses            (71,000)         (51,000)         (51,000)         (51,000)
                                 -----------      -----------      -----------      -----------
Net interest income after
  provision for loan loss            579,754          598,679          618,819          641,486
Noninterest income (charges)         123,646          120,110          106,998           95,117
Noninterest expenses                (483,226)        (454,840)        (426,296)        (409,710)
                                 -----------      -----------      -----------      -----------

Income before income taxes           220,174          263,949          299,521          326,893
Provision for income taxes           (61,534)        (111,310)        (111,865)        (106,580)
                                 -----------      -----------      -----------      -----------

Net Income                       $   158,640      $   152,639      $   187,656      $   220,313
                                 ===========      ===========      ===========      ===========

Earnings per common share:
  Basic                          $      0.31      $      0.30      $      0.37      $      0.43
                                 ===========      ===========      ===========      ===========
  Diluted                        $      0.31      $      0.30      $      0.37      $      0.43
                                 ===========      ===========      ===========      ===========

                                                      YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------
                                                              2001
                                  ------------------------------------------------------------
                                     Fourth           Third           Second           First
                                    Quarter          Quarter          Quarter         Quarter
                                  -----------      -----------      -----------      ---------
Interest income                   $ 1,040,164      $ 1,297,652      $ 1,153,821      $ 996,256
Interest expense                      (78,689)        (587,790)        (501,542)      (514,097)
                                  -----------      -----------      -----------      ---------
Net interest income                   736,880          709,862          652,279        565,097
Provision for loan losses             (61,000)        (101,000)         (61,000)        51,000
                                  -----------      -----------      -----------      ---------
Net interest income after
  provision for loan loss             675,880          608,862          591,279        514,097
Noninterest income (charges)          108,556           77,865           79,925         73,466
Noninterest expenses                  415,833         (384,805)        (326,395)      (332,897)
                                  -----------      -----------      -----------      ---------

Income before income taxes            368,603          301,922          344,809        254,666
Provision for income taxes           (153,190)        (185,658)         (67,500)       (45,000)
                                  -----------      -----------      -----------      ---------

Net Income                        $   215,413      $   116,264      $   277,309      $ 209,666
                                  ===========      ===========      ===========      =========

Earnings per common share:
  Basic                           $      0.42      $      0.23      $      0.54      $    0.41
                                  ===========      ===========      ===========      =========
  Diluted                         $      0.42      $      0.23      $      0.54      $    0.41
                                  ===========      ===========      ===========      =========

U. CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

   Condensed parent company financial information on Citizens Effingham Bancshares, Inc., is as follows:


BALANCE SHEETS


                                                                                 As of December 31,
                                                                           --------------------------------
                                                                              2001                  2000
                                                                           ----------            ----------
ASSETS
Cash in subsidiary                                                         $    5,211            $   21,510
Due from subsidiary - income taxes                                                 --                 9,268
Income tax receivable                                                          40,528                 8,976
Investment in subsidiary, at equity in underlying net assets                6,410,897             5,599,094
Other current assets                                                            5,493                 8,792
                                                                           ----------            ----------
Total Assets                                                               $6,462,129            $5,647,640
                                                                           ==========            ==========
LIABILITIES
Due to subsidiary - income taxes                                           $    5,443            $       --
                                                                           ----------            ----------
SHAREHOLDERS' EQUITY
Common stock, $1 par value; authorized 1,000,000 shares, issued
and outstanding 512,000 shares                                                512,000               512,000
Paid-in capital surplus                                                     4,608,000             4,608,000
Retained Earnings                                                           1,232,986               513,738
                                                                           ----------            ----------
Total                                                                       6,352,986             5,633,738
Less - unrealized gains (losses) on securities                                103,700                13,902
                                                                           ----------            ----------
Total shareholders' equity                                                  6,456,686             5,647,640
                                                                           ----------            ----------
Total Liabilities and Shareholders' Equity                                 $6,462,129            $5,647,640
                                                                           ==========            ==========


STATEMENTS OF INCOME AND RETAINED EARNINGS (ACCUMULATED DEFICIT)


                                                                                  Years Ended December 31,
                                                                    -------------------------------------------------------
                                                                        2001                   2000                  1999
                                                                    -----------             ---------             ---------
REVENUES -
     Dividend from subsidiary                                       $    15,000             $      --             $      --
OPERATING EXPENSES                                                       26,383                26,844             $  32,567
                                                                    -----------             ---------             ---------
LOSS BEFORE TAXES AND EQUITY IN UNDISTRIBUTED                           (11,383)              (26,844)              (32,567)
Add - Benefit for income taxes                                            8,627                14,947                29,776
                                                                    -----------             ---------             ---------
LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY                 (2,756)              (11,897)               (2,791)
Equity in undistributed income of subsidiary                            722,004               830,549               311,291
                                                                    -----------             ---------             ---------
NET INCOME (LOSS)                                                       719,248               818,652               308,500
RETAINED EARNINGS (ACCUMULATED DEFICIT), BEGINNING                      513,738              (304,914)             (613,414)
                                                                    -----------             ---------             ---------
RETAINED EARNINGS (ACCUMULATED DEFICIT), ENDING                     $ 1,232,986             $ 513,738             $(304,914)
                                                                    ===========             =========             =========

STATEMENTS OF CASH FLOWS


                                                                                 For The Years Ended December 31,
                                                                       -----------------------------------------------------
                                                                          2001                  2000                 1999
                                                                       ---------             ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $ 719,248             $ 818,652             $ 308,500
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Equity investment income                                                (722,004)             (830,549)             (311,291)
Net change in operating assets and liabilities:
Changes in other current assets                                           18,009                11,006               (12,088)
Changes in other liabilities                                             (31,552)               (8,266)              (17,688)
                                                                       ---------             ---------             ---------
Net cash used in operating activities                                    (16,299)               (9,157)              (32,567)
                                                                       ---------             ---------             ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                (16,299)               (9,157)              (32,567)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR                        21,510                30,667                63,234
                                                                       ---------             ---------             ---------
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                       $   5,211             $  21,510             $  30,667
                                                                       =========             =========             =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS

The following table sets forth for each director of the Company (1) the person's name, (2) his or her age at December 31, 2001, and (3) his or her positions with the Company other than as a director and his or her other business experience for the past five years. All persons listed below have been directors of the Company since its incorporation in April 1997.


      NAME                 (AGE)                   BUSINESS EXPERIENCE
Harry Shearouse*           (55)         President, Chief Executive Officer of the Company
                                        and President of the Bank

Jon G. Burns               (49)         Owner and Operator of B&S Feed and Farm Supply

Charles E. Hartzog         (65)         Retired Bank Executive and Real Estate investor

Philip M. Heidt            (53)         Owner of Heidt Real Estate Services, Inc., which
                                        operates Century 21/Heidt Realty

W. Harvey Kieffer          (59)         Owner and Operator of Kieffer Carter
                                        Construction, Inc.

C. Murray Kight            (69)         Real Estate Developer

Thomas C. Strickland, Jr.  (59)         Owner and Operator of Strickland Funeral Home,
                                        Inc. and Real Estate Developer

Mariben M. Thompson        (61)         Real Estate and Diversified Investor

Thomas O. Triplett, Sr.    (66)         Retired Banker and Former Legislator

J. Terrell Webb            (71)         Retired Pharmacist

H. Mitchell Weitman        (55)         Owner and Operator of Weitman Pharmacy, Inc.

Wendel H. Wilson           (57)         Certified Public Accountant, Managing Partner of
                                        Wilson & Kessler, C.P.A.

---------

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

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table presents the total compensation of the Company paid during fiscal years 2001, 2000 and 1999 to its chief executive officer.


                              Annual Compensation


                                                                     Other
                                                                    Annual
                                             Salary      Bonus   Compensation
 Name and Position                 Year        ($)        ($)         ($)
-------------------                ----       ----       -----   ------------
 Harry H. Shearhouse,              2001     103,053      4,700      25,541
   President and Chief             2000      99,457      8,000          (1)
   Executive Officer               1999      94,561      3,750          (1)

---------

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

During June 2000, the Board of Directors voted to start paying each director a retainer fee of $1,200 per year starting in July 2000. Each director is also paid $150 per monthly Board of Director meeting and all outside directors are paid a fee of $100 per Loan Committee meeting.

OPTION GRANTS IN FISCAL YEAR 2001

The Company did not grant any options in fiscal year 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 15, 2002, by each director of the Company and all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

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


                                                Number                           Percent
Name and Address                               Of Shares                        Of Class
----------------                               ---------                        --------
(A)   DIRECTORS

Jon G. Burns
5829 Clyo Kildare Road
Newington, GA 30446                            23,500(1)                        4.59%

Charles E. Hartzog
P.O. Box 433
Springfield, GA 31329                           9,000                           1.76%

Philip M. Heidt
2954 Springfield Egypt Road
Springfield, GA 31329                           8,350(2)                        1.63%

W. Harvey Kieffer
308 Merion Road
Rincon, GA 31326                                1,210(3)                         .23%

C. Murray Kight
P.O. Box 323
Springfield, GA 31329                          20,000                           3.91%

Harry H. Shearhouse (4)
610 Stillwell Road
Springfield, GA 31329                          10,000                           1.95%

                                                Number                           Percent
Name and Address                               Of Shares                        Of Class
----------------                               ---------                        --------
Thomas C. Strickland, Jr.
P.O. Box 295
Springfield, GA 31329                          16,850(5)                        3.29%

Mariben M. Thompson
P.O. Box 129
Guyton, GA 31312                                5,000                           0.98%

Thomas O. Triplett, Sr.
400 Lake Tomacheechee Drive
Rincon, GA 31326                                5,000                           0.98%

J. Terrell Webb
904 North Ash Street
Springfield, GA 31329                          20,000(6)                        3.91%

H. Mitchell Weitman
P.O. Box 188
Springfield, GA 31329                           5,000                           0.98%

Wendel H. Wilson
930 Old Dixie Highway
Springfield, GA 31329                           7,200(7)                        1.99%

(B)      ALL DIRECTORS AND
EXECUTIVE OFFICERS AS A GROUP
(12 PERSONS)                                  131,110                          25.61%


(1) Consists of (i) 18,500 shares owned directly by Mr. Burns, and (ii) 5,000 shares owned by Mr. Burns' children as to which beneficial ownership is shared.

(2) Consists of (i) 7,500 shares owned directly by Mr. Heidt, and (ii) 850 shares held by Mr. Heidt's spouse as to which beneficial ownership is shared.

(3) Consists of (i) 710 shares owned directly by Mr. Kieffer and (ii) 500 shares held by Mr. Kieffer's spouse.

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

(7) Consists of (i) 7,000 shares owned directly by Mr. Wilson, (ii) 100 shares held in a trust in the name of Wendel H. Wilson as trustee for April Moore and 100 shares held in a trust in the name of Wendel H. Wilson as trustee for Ashley R. Moore, all of which Mr. Wilson has voting authority.

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

---------

* Compensatory plan or arrangement.

(1) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(3) Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

(b) Reports on Form 8-K filed in the fourth quarter of 2001: None.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

         The Company intends to hold its annual meeting of shareholders on April 18, 2002. The Company is including its Proxy Statement and Annual Report to Shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CITIZENS EFFINGHAM BANCSHARES, INC.



                                    By: /s/ Harry H. Shearouse
                                       ----------------------------------------
                                    Harry H. Shearouse
                                    President, Chairman of the Board,
                                    Treasurer and Director


                                    Date:      March 14, 2002
                                         --------------------------------------


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


Signature                                               Title                             Date

/s/ Harry H. Shearouse                       President, Chairman of the                   March 14, 2002
------------------------------               Board, Treasurer and Director
Harry H. Shearouse                           (Principal Executive Officer)

/s/ Carolyn B. Williamson                    Chief Financial Officer                      March 14, 2002
------------------------------               (Principal Financial and
Carolyn B. Williamson                        Accounting Officer)

/s/ Jon G. Burns                             Director                                     March 14, 2002
------------------------------
Jon G. Burns

/s/ Charles E. Hartzog                       Director                                     March 14, 2002
------------------------------
Charles E. Hartzog

/s/ Philip M. Heidt                          Director                                     March 14, 2002
------------------------------
Philip M. Heidt

/s/ W. Harvey Kieffer                        Director                                     March 14, 2002
------------------------------
W. Harvey Kieffer

/s/ C. Murray Kight                          Director                                     March 14, 2002
------------------------------
C. Murray Kight

/s/ Thomas C. Strickland, Jr.                Director                                     March 14, 2002
------------------------------
Thomas C. Strickland, Jr.

/s/ Mariben M. Thompson                      Director                                     March 14, 2002
------------------------------
Mariben M. Thompson

/s/ Thomas O. Triplett, Sr.                  Director                                     March 14, 2002
------------------------------
Thomas O. Triplett, Sr.

/s/ J. Terrell Webb                          Director                                     March 14, 2002
------------------------------
J. Terrell Webb

/s/ H. Mitchell Weitman                      Director                                     March 14, 2002
------------------------------
H. Mitchell Weitman

/s/ Wendel H. Wilson                         Director                                     March 14, 2002
------------------------------
Wendel H. Wilson

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

---------
* Compensatory plan or agreement.

(1) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2) Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(3) Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.