Form 10QSB
period 2002-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2002-05-13
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☒   Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2002

☐   Transition report under Section 13 or 15 (d) of the Exchange Act

                 For the transition period from ___________________ to ____________________

Commission file number 333-07914

CITIZENS EFFINGHAM BANCSHARES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	58-2357619

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

802 South Laurel Street
Post Office Box 379
Springfield, Georgia 31329

(Address of Principal Executive Offices)

(912) 754-0754

(Issuer’s Telephone Number, Including Area Code)

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

Yes   ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 31, 2002

Transitional Small Business Disclosure Format (check one):

Yes   ☐    No   ☒

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

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets
March 31, 2002 and December 31, 2001
(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Cash and due from banks	$3,179,494	$2,204,384
Federal funds sold	3,786,000	—

Total cash and cash equivalents	6,965,494	2,204,384

Securities available for sale, at fair value	6,733,169	6,805,208
Federal Home Loan Bank stock, restricted, at cost	167,200	127,000
Loans, net of unearned income	72,687,125	69,060,655
Less- allowance for loan losses	(823,065)	(767,268)

Loans, net	71,864,060	68,293,387

Bank premises and equipment, less accumulated depreciation	1,767,738	1,714,687
Accrued interest receivable	614,606	601,031
Other assets and accrued income	336,702	368,550

Total Assets	$88,448,969	$80,114,247

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$8,656,222	$7,588,459
Interest-bearing demand	70,291,499	65,132,989

Total deposits	78,947,721	72,721,448
Accrued interest payable	370,384	407,025
Other borrowed funds	2,500,000	457,000
Accrued expenses and other liabilities	41,809	72,087

Total liabilities	81,859,914	73,657,560

Shareholders’ Equity
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	1,410,350	1,232,986
Accumulated other comprehensive income	58,705	103,701

Total shareholders’ equity	6,589,055	6,456,687

Total Liabilities and Shareholders’ Equity	$88,448,969	$80,114,247

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Statements of Income
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Interest Income:
Interest and fees on loans	$1,301,778	$1,321,633
Income on federal funds sold	6,288	41,479
Interest on securities	87,926	59,692

Total interest income	1,395,992	1,422,804

Interest Expense:
Interest on NOW and money market deposits	101,850	125,882
Interest on savings deposits	2,838	4,415
Interest on time deposits	561,770	600,021
Federal funds purchased	4,268	—

Total interest expense	670,726	730,318

Net interest income before loan losses	725,266	692,486
Less — provision for loan losses	70,000	51,000

Net interest income after provision for loan losses	655,266	641,486

Other Operating Income:
Service charges on deposit accounts	84,551	65,460
Other service charges, commissions and fees	26,822	24,397
Gain on calls of securities	—	1,325
Other income	1,778	3,935

Total other operating income	113,151	95,117

Other Operating Expense:
Salaries	202,383	164,422
Employee benefits	37,280	27,770
Net occupancy expenses	29,306	23,179
Equipment rental and depreciation of equipment	46,082	39,982
Other expenses	169,260	154,357

Total other operating expenses	484,311	409,710

Income Before Income Taxes	284,106	326,893
Income tax provision	106,742	106,580

Net Income	$177,364	$220,313

Income Per Share*	$0.35	$0.43

*	Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended
	March 31,
	2002	2001

Cash Flows from Operating Activities:
Net income	$177,364	$220,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	70,000	51,000
Depreciation	32,151	31,563
Gain on calls of securities available for sale	—	1,325
Changes in accrued income and other assets	41,454	157,472
Changes in accrued expenses and other liabilities	(66,920)	(76,528)

Net cash provided by operating activities	254,049	385,145

Cash Flows from Investing Activities:
Net change in loans made to customers	(3,640,673)	(3,118,718)
Purchase of securities available for sale	—	(1,030,355)
Purchase of Federal Home Loan Bank stock	(40,200)	(12,200)
Proceeds from calls of securities available for sale	3,863	747,741
Purchases of property and equipment	(85,202)	(5,391)

Net cash used in investing activities	(3,762,212)	(3,418,923)

Cash Flows from Financing Activities:
Net change in demand and savings account	358,837	308,528
Net change in other time deposits	5,867,436	5,539,300
Payments of federal funds purchased	(457,000)	—
Proceeds from short-term borrowings	1,000,000	—
Proceeds from long-term borrowings	1,500,000	—

Net cash provided by financing activities	8,269,273	5,847,828

Net Increase in Cash and Cash Equivalents	4,761,110	2,814,050
Cash and Cash Equivalents, Beginning of Year	2,204,384	4,654,676

Cash and Cash Equivalents, End of Year	$6,965,494	$7,468,726

Supplement cash flow information:
Cash paid for interest	$707,367	$697,889

Cash paid for income taxes	$78,535	$105,667

Citizens Effingham Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

(1)   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(2)   Other Comprehensive Income

During the three months ended March 31, 2002, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2001 follows:

Accumulated other comprehensive income at December 31, 2001	$103,701
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax benefit of $30,242	(44,996)
Less: Reclassification adjustment for (gains) losses realized in net income	—

(44,996)

Accumulated other comprehensive income at March 31, 2002	$58,705

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

(4)   Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2002 and 2001 are:

	Three Months Ended
	March 31,
	2002	2001

Data Processing	$38,940	$30,616
Supplies/Printing	$19,441	$17,224

Citizens Effingham Bancshares, Inc. and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2002 and 2001

Interim Financial Condition

     Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $88,448,969 as of March 31, 2002, compared to $80,114,247 at December 31, 2001. The most significant change in the composition of assets was an increase in cash and cash equivalents from $2,204,384 to $6,965,494. During the first quarter, net loans increased from $68,293,387 to $71,864,411. Also, additional Federal Home Loan Bank stock was purchased during the first quarter at a cost of $40,200.

Liquidity

     The Bank’s liquid assets as a percentage of total deposits were 8.8% at March 31, 2002, compared to 3.0% at December 31, 2001. The Company has approximately $2,900,000 in available federal fund lines of credit with correspondent banks. The Company had $457,000 advanced on these lines as of December 31, 2001. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

     The capital of the Company totaled $6,589,055 as of March 31, 2002. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 7.7% at March 31, 2002, compared to 8.1% at December 31, 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2002, the Bank had a risk-weighted total capital ratio of 9.8% compared to 9.9% at December 31, 2001, and a Tier I risk-weighted capital ratio of 8.7%, compared to 8.9% at December 31, 2001. The decrease is primarily caused by the continued growth in the loans.

Asset Quality

     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $28,000 at March 31, 2002, an increase of $21,000 from December 31, 2001. There were no related party loans which were considered nonperforming at March 31, 2002. The composition of the nonperforming assets is presented in the following table:

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2002 and 2001

	March 31,	December 31,
	2002	2001

Loans on nonaccrual	$—	$—
Loans greater than 90 days past due	28,000	7,000
Other real estate owned	—	—
Other repossessed collateral	—	—

Total nonperforming assets	$28,000	$7,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.04%	0.01%

     The allowance for loan losses totaled $823,065 at March 31, 2002, a net increase of $66,797 from December 31, 2001. The allowance for loan losses represented 1.1% and 1.1% of total loans at March 31, 2002 and December 31, 2001, respectively. An analysis of the allowance for loan losses since December 31, 200 follows:

Allowance for loan losses at December 31, 2001	$767,268
Charge-offs:
Commercial	—
Real Estate	—
Installment	17,842

Total	17,842

Recoveries:
Commercial	—
Real Estate	—
Installment	3,639

Total	3,639

Provision charged to income	70,000

Allowance for loan losses at March 31, 2002	$823,065

     The loan portfolio is reviewed periodically to evaluate the outstanding loans and to measure the performance of the portfolio and the adequacy of the allowance for loan losses. This analysis includes a review of delinquency trends, actual losses, and internal credit ratings. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may or may not be reasonable. However, because of the inherent uncertainty of assumptions made during the evaluation

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Period Ended
March 31, 2002 and 2001

process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses of that additional allocations to the allowance will not be required.

     The Bank was most recently examined by its primary regulatory authority in November 2000. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Bank’s liquidity, capital resources or operations.

Investment Securities

     At March 31, 2002, the Bank had $6,733,169 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $58,705 on March 31, 2002. During the period ended March 31, 2002, there were no calls of investment.

Results of Operations

     Net interest income for the first three months of 2002 was $655,266, an increase of $13,780 (2.1%) compared to the same period for 2001. Interest income for the first three months of 2002 was $1,395,992, representing a decrease of $26,812 (1.9%) over the same period in 2001. The decrease in interest income was due to a decrease in interest income on federal funds sold. Interest expense for the first three months of 2002 decreased $59,592 (8.2%) compared to the same period in 2001. The decrease in interest expense is primarily due to a decrease in average interest rates charged to interest bearing deposits.

     Amounts charged to expense related to the allowance for loan losses for the first three months of 2002 and 20001 were $70,000 and $51,000, respectively.

     Other operating income for the first three months of 2002 was $113,151, an increase of $18,034 (19.0%) compared to the same period in 2001. The increase is primarily attributable to an increase in service charges on deposit accounts of $19,091 (29.2%) due to an increase in the number of accounts and deposit activity.

     Other operating expenses for the first three months of 2002 were $484,311, an increase of $74,601 (18.2%) compared to the same period for 2001. The increase is primarily attributable to an increase of employee salaries and benefits of $47,471 (24.7%) and an increase in other expenses of $14,903 (9.7%).

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
(b) Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended March 31, 2002.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

A. There have been no reports filed on form 8-K for the three months ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/Harry H. Shearouse

Harry H. Shearouse
President / Chief Executive Officer

Date: April 24, 2002