Form 10QSB
period 2002-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2002-08-14
CIK 1049489

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002

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

Yes   [X]      No   [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at June 30, 2002

Transitional Small Business Disclosure Format (check one):

Yes   [   ]      No   [X]

Citizens Effingham Bancshares, Inc.
and Subsidiary

INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

		PAGE

	Consolidated Balance Sheets (unaudited) – June 30, 2002 and
	December 31, 2001	2

	Consolidated Statements of Income (unaudited) – For the Three Months
	Ended June 30, 2002 and 2001 and For the Six Months Ended
	June 30, 2002 and 2001	3

	Consolidated Statements of Cash Flows (unaudited) - For the Six Months
	Ended June 30, 2002 and 2001	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	6

PART II:	OTHER INFORMATION	9

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(Unaudited)

	June 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$3,886,078	$2,204,384
Federal funds sold	3,263,000	—

Total cash and cash equivalents	7,149,078	2,204,384

Securities available for sale, at fair value	6,845,169	6,805,208
Federal Home Loan Bank stock, restricted, at cost	167,200	127,000
Loans, net of unearned income	76,878,603	69,060,655
Less — allowance for loan losses	(897,258)	(767,268)

Loans, net	75,981,345	68,293,387

Bank premises and equipment, less accumulated depreciation	1,756,242	1,714,687
Accrued interest receivable	634,705	601,031
Other assets and accrued income	254,612	368,550

Total Assets	$92,788,351	$80,114,247

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$9,816,840	$7,588,459
Interest-bearing demand	73,125,980	65,132,989

Total deposits	82,942,820	72,721,448
Accrued interest payable	357,235	407,025
Federal funds purchased	—	457,000
Other borrowed funds	2,500,000	—
Accrued expenses and other liabilities	71,281	72,087

Total liabilities	85,871,336	73,657,560

Shareholders’ Equity
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	1,658,123	1,232,986
Accumulated other comprehensive income	138,892	103,701

Total shareholders’ equity	6,917,015	6,456,687

Total Liabilities and Shareholders’ Equity	$92,788,351	$80,114,247

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended June 30, 2002 and 2001
and For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest Income:
Interest and fees on loans	$1,424,223	$1,329,133	$2,726,001	$2,650,766
Income on federal funds sold	13,334	57,969	19,622	99,448
Interest on securities	86,744	53,314	174,670	113,006

Total interest income	1,524,301	1,440,416	2,920,293	2,863,220

Interest Expense:
Interest on NOW and money market deposits	122,790	143,210	224,640	269,092
Interest on savings deposits	3,228	4,182	6,066	8,597
Interest on time deposits	533,134	623,205	1,094,904	1,223,226
Federal funds purchased	—	—	4,268	—
Other interest expense	27,275	—	27,275	—

Total interest expense	686,427	770,597	1,357,153	1,500,915

Net interest income before loan losses	837,874	669,819	1,563,140	1,362,305
Less — provision for loan losses	90,000	51,000	160,000	102,000

Net interest income after provision for loan losses	747,874	618,819	1,403,140	1,260,305

Other Operating Income:
Service charges on deposit accounts	91,041	80,684	175,592	146,144
Other service charges, commissions and fees	35,271	20,915	62,093	45,312
Gain on sale of securities	—	—	—	1,325
Other income	4,166	5,399	5,944	9,334

Total other operating income	130,478	106,998	243,629	202,115

Other Operating Expense:
Salaries	210,119	172,309	412,502	336,731
Employee benefits	39,719	28,855	76,999	56,625
Net occupancy expenses	30,712	23,356	60,018	46,535
Equipment rental and depreciation of equipment	46,955	43,636	93,037	83,618
Other expenses	174,620	158,140	343,880	312,497

Total other operating expenses	502,125	426,296	986,436	836,006

Income Before Income Taxes	376,227	299,521	660,333	626,414
Income tax provision	128,454	111,865	235,196	218,445

Net Income	$247,773	$187,656	$425,137	$407,969

Income Per Share*	$0.48	$0.37	$0.83	$0.80

* Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash Flows from Operating Activities:
Net income	$425,137	$407,969
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	160,000	102,000
Depreciation	66,046	63,125
Gain on calls of securities available for sale	—	1,325
Changes in accrued income and other assets	62,136	82,071
Changes in accrued expenses and other liabilities	(50,597)	80,155

Net cash provided by operating activities	662,722	736,645

Cash Flows from Investing Activities:
Net change in loans made to customers	(7,847,958)	(7,149,408)
Purchase of securities available for sale	(247,590)	(1,281,612)
Purchase of Federal Home Loan Bank stock	(40,200)	(12,200)
Proceeds from calls and maturities of securities available for sale	260,949	1,500,000
Purchases of property and equipment	(107,601)	(6,781)

Net cash used in investing activities	(7,982,400)	(6,950,001)

Cash Flows from Financing Activities:
Net change in demand and savings account	2,228,381	570,354
Net change in other time deposits	7,992,991	9,337,708
Payments of federal funds purchased	(457,000)	—
Proceeds from short-term borrowings	1,000,000	—
Proceeds from long-term borrowings	1,500,000	—

Net cash provided by financing activities	12,264,372	9,908,062

Net Increase in Cash and Cash Equivalents	4,944,694	3,694,706
Cash and Cash Equivalents, Beginning of Year	2,204,384	4,654,676

Cash and Cash Equivalents, End of Year	$7,149,078	$8,349,382

Supplement cash flow information:
Cash paid for interest	$1,406,943	$1,433,546

Cash paid for income taxes	$202,535	$224,667

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(2)	Other Comprehensive Income

During the six months ended June 30, 2002, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2001 follows:

Accumulated other comprehensive income at December 31, 2001	$103,701
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $18,129	35,191
Less: Reclassification adjustment for (gains) losses realized in net income	—

35,191

Accumulated other comprehensive income at June 30, 2002	$138,892

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2002 and 2001 are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Data Processing	$29,619	$30,367	$68,559	$60,983
Supplies and Printing	$21,121	$12,182	$40,562	$29,406

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Period Ended
June 30, 2002 and 2001

Interim Financial Condition

     Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $92,788,351 as of June 30, 2002, compared to $80,114,247 at December 31, 2001. The most significant change in the composition of assets was an increase in net loans from $68,293,387 to $75,981,345. In addition, cash and cash equivalents increased from $2,204,384 to $7,149,078.

Liquidity

     The Bank’s liquid assets as a percentage of total deposits were 8.6% at June 30, 2002, compared to 3.0% at December 31, 2001. The Company has approximately $2,900,000 in available federal fund lines of credit with correspondent banks. The Company had $457,000 advanced on these lines as of December 31, 2001. In addition, the Bank has a $6,700,000 line of credit with the Federal Home Loan Bank of which $2,500,000 had been drawn against as of June 30, 2002. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

     The capital of the Company totaled $6,917,015 as of June 30, 2002. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 7.41% at June 30, 2002, compared to 8.1% at December 31, 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2002, the Bank had a risk-weighted total capital ratio of 9.78% compared to 9.9% at December 31, 2001, and a Tier I risk-weighted capital ratio of 8.63%, compared to 8.9% at December 31, 2001. The decrease is primarily caused by the continued growth in the loans.

     Asset Quality

     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $191,000 at June 30, 2002, an increase of $184,000 from December 31, 2001. There were no related party loans, which were considered nonperforming at June 30, 2002. The composition of the nonperforming assets is presented in the following table:

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Period Ended
June 30, 2002 and 2001

	June 30,	December 31,
	2002	2001

Loans on nonaccrual	$—	$—
Loans more than 90 days past due	191,000	7,000
Other real estate owned	—	—
Other repossessed collateral	—	—

Total nonperforming assets	$191,000	$7,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.25%	0.01%

     The allowance for loan losses totaled $897,258 at June 30, 2002, a net increase of $129,990 from December 31, 2001. The allowance for loan losses represented 1.2% and 1.1% of total loans at June 30, 2002 and December 31, 2001, respectively. An analysis of the allowance for loan losses since December 31, 2001 follows:

Allowance for loan losses at December 31, 2001	$767,268
Charge-offs:
Commercial	12,752
Real Estate	—
Installment	31,255

Total	44,007

Recoveries:
Commercial	208
Real Estate	—
Installment	13,789

Total	13,997

Provision charged to income	160,000

Allowance for loan losses at June 30, 2002	$897,258

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
June 30, 2002 and 2001

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

Investment Securities

     At June 30, 2002, the Bank had $6,845,169 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $138,892 on June 30, 2002. During the period ended June 30, 2002, calls of investments were $250,000.

Results of Operations

     Net interest income for the second quarter of 2002 was $747,847, an increase of $129,055 (17.2%) compared to the same period for 2001. Interest income for the second quarter of 2002 was $1,524,301, representing an increase of $83,885 (5.5%) over the same period in 2001. The increase in interest income was due to an increase in total loans outstanding as a result of the Company’s growth. Interest expense for the second quarter of 2002 decreased $84,170 (12.3%) compared to the same period in 2001. The decrease in interest expense is primarily due to a decrease in average interest rates charged to interest bearing deposits.

     Amounts charged to expense related to the allowance for loan losses for the three months ended June 30, 2002 and 2001 were $90,000 and $51,000, respectively.

     Other operating income for the second quarter of 2002 was $130,478, an increase of $23,480 (18.0%) compared to the same period in 2001. The increase is primarily attributable to an increase in service charges on deposit accounts of $10,357 (11.4%) due to an increase in the number of accounts and deposit activity.

     Other operating expenses for the second quarter of 2002 were $502,125, an increase of $75,829 (15.1%) compared to the same period for 2001. The increase is primarily attributable to an increase of employee salaries and benefits of $48,674 (19.5%) and an increase in other expenses of $16,480 (9.4%).

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities

(a)	Not Applicable

(b)	Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to security holders for a vote during the three months ended June 30, 2002.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     A.     There have been no reports filed on form 8-K for the three months ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/ Harry H. Shearouse

Harry H. Shearouse
President / Chief Executive Officer

Date: July 30, 2002