Form 10QSB
period 2002-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2002-11-14
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002

[ ]	Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from _______________ to _______________

Commission file number 333-07914

CITIZENS EFFINGHAM BANCSHARES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	58-2357619

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at September 30, 2002

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [X]

Citizens Effingham Bancshares, Inc.
and Subsidiary

INDEX

		PAGE

PART I:	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham

	Consolidated Balance Sheets (unaudited) – September 30, 2002 and December 31, 2001.	2

	Consolidated Statements of Income (unaudited) – For the Three Months Ended September 30, 2002 and 2001 and For the Nine Months Ended September 30, 2002 and 2001	3

	Consolidated Statements of Cash Flows (unaudited) — For the Nine Months Ended September 30, 2002 and 2001.	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

ITEM 3.	Controls and Procedures	9

PART II:	OTHER INFORMATION	10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$3,328,569	$2,204,384
Federal funds sold	1,857,000	—

Total cash and cash equivalents	5,185,569	2,204,384

Securities available for sale, at fair value	7,688,993	6,805,208
Federal Home Loan Bank stock, restricted, at cost	167,200	127,000
Loans, net of unearned income	81,516,377	69,060,655
Less — allowance for loan losses	(937,272)	(767,268)

Loans, net	80,579,105	68,293,387

Bank premises and equipment, less accumulated depreciation	1,722,680	1,714,687
Accrued interest receivable	695,570	601,031
Other assets and accrued income	268,082	368,550

Total Assets	$96,307,199	$80,114,247

Liabilities and Shareholders’ Equity Deposits:
Deposits
Non-interest bearing demand	$10,006,737	$7,588,459
Interest-bearing demand	76,101,416	65,132,989

Total deposits	86,108,153	72,721,448
Accrued interest payable	351,649	407,025
Federal funds purchased	—	457,000
Other borrowed funds	2,500,000	—
Accrued expenses and other liabilities	105,238	72,087

Total liabilities	89,065,040	73,657,560

Shareholders’ Equity
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	1,923,692	1,232,986
Accumulated other comprehensive income	198,467	103,701

Total shareholders’ equity	7,242,159	6,456,687

Total Liabilities and Shareholders’ Equity	$96,307,199	$80,114,247

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended September 30, 2002 and 2001
and For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest Income:
Interest and fees on loans	$1,456,692	$1,326,169	$4,182,693	$3,976,935
Income on federal funds sold	15,306	50,900	34,928	150,348
Interest on securities	87,014	66,943	261,684	179,949

Total interest income	1,559,012	1,444,012	4,479,305	4,307,232

Interest Expense:
Interest on NOW and money market deposits	133,276	137,224	357,916	406,316
Interest on savings deposits	3,239	3,551	9,305	12,148
Interest on time deposits	526,650	653,558	1,621,554	1,876,784
Federal funds purchased	—	—	4,268	—
Other interest expense	19,895	—	47,170	—

Total interest expense	683,060	794,333	2,040,213	2,295,248

Net interest income before loan losses	875,952	649,679	2,439,092	2,011,984
Less — provision for loan losses	80,000	51,000	240,000	153,000

Net interest income after provision for loan losses	795,952	598,679	2,199,092	1,858,984

Other Operating Income:
Service charges on deposit accounts	103,672	86,982	279,264	233,126
Other service charges, commissions and fees	44,667	29,034	106,760	74,346
Gain on sale of securities	—	—	—	1,325
Other income	5,289	4,094	11,233	13,428

Total other operating income	153,628	120,110	397,257	322,225

Other Operating Expense:
Salaries	215,058	193,912	627,560	530,643
Employee benefits	38,873	31,973	115,872	88,598
Net occupancy expenses	33,449	27,195	93,467	73,730
Equipment rental and depreciation of equipment	46,752	43,432	139,789	127,050
Other expenses	196,188	158,328	540,068	470,825

Total other operating expenses	530,320	454,840	1,516,756	1,290,846

Income Before Income Taxes	419,260	263,949	1,079,593	890,363
Income tax provision	153,691	111,310	388,887	329,755

Net Income	$265,569	$152,639	$690,706	$560,608

Income Per Share*	$0.52	$0.30	$1.35	$1.09

•     Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001

Cash Flows from Operating Activities:
Net income	$690,706	$560,608
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	240,000	153,000
Depreciation	102,987	94,689
Gain on calls of securities available for sale	—	1,325
Changes in accrued income and other assets	(42,889)	166,620
Changes in accrued expenses and other liabilities	(22,226)	86,022

Net cash provided by operating activities	968,578	1,062,264

Cash Flows from Investing Activities:
Net change in loans made to customers	(12,525,718)	(11,072,765)
Purchase of securities available for sale	(1,001,149)	(4,216,160)
Purchase of Federal Home Loan Bank stock	(40,200)	(12,200)
Proceeds from calls and maturities of securities available for sale	260,949	1,500,000
Purchases of property and equipment	(110,980)	(20,557)

Net cash used in investing activities	(13,417,098)	(13,821,682)

Cash Flows from Financing Activities:
Net change in demand and savings account	9,802,528	919,374
Net change in other time deposits	3,584,177	12,975,660
Payments of federal funds purchased	(457,000)	—
Proceeds from short-term borrowings	1,000,000	—
Proceeds from long-term borrowings	1,500,000	—

Net cash provided by financing activities	15,429,705	13,895,034

Net Increase in Cash and Cash Equivalents	2,981,185	1,135,616
Cash and Cash Equivalents, Beginning of Year	2,204,384	4,654,676

Cash and Cash Equivalents, End of Year	$5,185,569	$5,790,292

Supplement cash flow information:
Cash paid for interest	$2,095,589	$2,205,752

Cash paid for income taxes	$341,535	$337,313

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

(2) Other Comprehensive Income

During the nine months ended September 30, 2002, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2001 follows:

Accumulated other comprehensive income at December 31, 2001	$103,701
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax expense of $48,819	94,766
Less: Reclassification adjustment for (gains) losses realized in net income	—

94,766

Accumulated other comprehensive income at September 30, 2002	$198,467

(3) Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2002 and 2001 are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Data Processing	$38,859	$30,616	$107,418	$91,599
Supplies and Printing	$19,631	$18,212	$60,193	$47,618

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2002 and 2001

Interim Financial Condition

     Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $96,307,199 as of September 30, 2002, compared to $80,114,247 at December 31, 2001. The most significant change in the composition of assets was an increase in net loans from $68,293,387 to $80,579,105. In addition, cash and cash equivalents increased from $2,204,384 to $5,185,569.

Liquidity

     The Bank’s liquid assets as a percentage of total deposits were 9.9% at September 30, 2002, compared to 3.0% at December 31, 2001. The Company has approximately $2,900,000 in available federal fund lines of credit with correspondent banks. The Company had $457,000 advanced on these lines as of December 31, 2001. In addition, the Bank has a $6,700,000 line of credit with the Federal Home Loan Bank of which $2,500,000 had been drawn against as of September 30, 2002. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment, and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

     The capital of the Company totaled $7,242,159 as of September 30, 2002. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 7.77% at September 30, 2002, compared to 8.1% at December 31, 2001. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2002, the Bank had a risk-weighted total capital ratio of 9.64% compared to 9.9% at December 31, 2001, and a Tier I risk-weighted capital ratio of 8.50%, compared to 8.9% at December 31, 2001. The decrease is primarily caused by the continued growth in the loans.

Asset Quality

     Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $172,000 at September 30, 2002, an increase of $165,000 from December 31, 2001. There were no related party loans, which were considered nonperforming at September 30, 2002. The composition of the nonperforming assets is presented in the following table:

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2002 and 2001

	September 30,	December 31,
	2002	2001

Loans on nonaccrual	$—	$—
Loans more than 90 days past due	165,000	7,000
Other real estate owned	—	—
Other repossessed collateral	7,000	—

Total nonperforming assets	$172,000	$7,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.21%	0.01%

     The allowance for loan losses totaled $937,272 at September 30, 2002, a net increase of $170,004 from December 31, 2001. The allowance for loan losses represented 1.2% and 1.1% of total loans at September 30, 2002 and December 31, 2001, respectively. An analysis of the allowance for loan losses since December 31, 2001 follows:

Allowance for loan losses at December 31, 2001	$767,268
Charge-offs:
Commercial	12,752
Real Estate	—
Installment	80,291

Total	93,043

Recoveries:
Commercial	207
Real Estate	—
Installment	22,840

Total	23,047

Provision charged to income	240,000

Allowance for loan losses at September 30, 2002	$937,272

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
September 30, 2002 and 2001

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

Investment Securities

     At September 30, 2002, the Bank had $7,688,993 in investment securities available-for-sale as compared to $6,805,208 at December 31, 2001. The net unrealized gain on available for sale securities, net of deferred taxes, was $198,467 on September 30, 2002 and $103,701 on December 31, 2001. During the period ended September 30, 2002, calls of investments were $250,000.

Results of Operations

     Net interest income for the third quarter of 2002 was $795,952, an increase of $197,273 (32.9%) compared to the same period for 2001. Interest income for the third quarter of 2002 was $1,559,012, representing an increase of $115,000 (8.0%) over the same period in 2001. The increase in interest income was due to an increase in total loans outstanding as a result of the Company’s growth. Interest expense for the third quarter of 2002 decreased $111,273 (14.0%) compared to the same period in 2001. The decrease in interest expense is primarily due to a decrease in average interest rates charged to interest bearing deposits.

     Amounts charged to expense related to the allowance for loan losses for the three months ended September 30, 2002 and 2001 were $80,000 and $51,000, respectively.

     Other operating income for the third quarter of 2002 was $153,628, an increase of $33,518 (27.9%) compared to the same period in 2001. The increase is primarily attributable to an increase in service charges on deposit accounts of $16,690 (11.4%) due to an increase in the number of accounts and deposit activity.

     Other operating expenses for the third quarter of 2002 were $530,320, an increase of $75,480 (16.6%) compared to the same period for 2001. The increase is primarily attributable to an increase of employee salaries and benefits of $21,146 (10.9%) and an increase in other expenses of $37,860 (23.9%).

Citizens Effingham Bancshares, Inc.
and Subsidiary
Item 3. Controls and Procedures
For the Nine Months Ended September 30, 2002

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer who also acts as the Company’s chief accounting officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Citizens Effingham Bancshares, Inc.
and Subsidiary
Part II. Other Information
For the Nine Months Ended September 30, 2002

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities

     (a)  Not Applicable

     (b)  Not Applicable

     (c)  Not Applicable

     (d)  Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended September 30, 2002.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     A.     There have been no reports filed on form 8-K for the three months ended September 30, 2002.

     B.     Exhibit 99.1 - certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/Harry H. Shearouse

Harry H. Shearouse
President and Chief Executive Officer
(Also acting as chief accounting officer)

Date: November 8, 2002

Citizens Effingham Bancshares, Inc.
and Subsidiary
Certification Pursuant to 18 U.S.C. Section 1350 as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
For the Nine Months Ended September 30, 2002

I, Harry H. Shearouse, President/Chief Executive Officer and as the chief accounting officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Citizens Effingham Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a).	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b).	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c).	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a).	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b).	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/Harry H. Shearouse

Harry H. Shearouse
President and Chief Executive Officer