Form 10KSB
period 2002-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2003-03-31
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002

[ ]   Transition report under Section 13 or 15 (d) of the Exchange Act

                  For the transition period from _________ to

Commission file number        333-07914

                       CITIZENS EFFINGHAM BANCSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        GEORGIA                                                  58-2357619
     -------------                                               ----------
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

Yes     [X]        No      [ ]

Check if disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or an information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB {X}

State issuer's revenues for its most fiscal year:  $6,551,363

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $12,800,000 as of March 15, 2003

                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one):

Yes     [ ]        No      [X]

                      CITIZENS EFFINGHAM BANCSHARES, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I                                                                        3
ITEM 1.     DESCRIPTION OF BUSINESS                                           3
ITEM 2.     DESCRIPTION OF PROPERTIES                                        24
ITEM 3.     LEGAL PROCEEDINGS                                                24
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              24

PART II                                                                      24
ITEM 5.     MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
            STOCKHOLDERS MATTERS                                             24
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION                               25
ITEM 7.     FINANCIAL STATEMENTS                                             30
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE                              55

PART III                                                                     55
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT       55
ITEM 10.    EXECUTIVE COMPENSATION                                           56
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                       57
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   59
ITEM 13.    EXHIBITS, LISTS, AND REPORTS ON FORM 8 - K                       59
ITEM 14.    CONTROLS AND PROCEDURES                                          60

SIGNATURES                                                                   61

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Citizens Effingham Bancshares, Inc. (the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

      -     The effects of future economic conditions;

      - Governmental monetary and fiscal policies, as well as legislative and regulatory changes;

      - The risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest-rate protection agreements, as well as interest-rate risks;

      - The effects of competition from other financial institutions and financial service providers operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, and computer and the Internet; and

      - The failure of assumptions underlying the establishment of reserves for possible loan losses and estimations of values of collateral and various financial assets and liabilities.

All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Citizens Effingham Bancshares, Inc.

The Company was incorporated as a Georgia corporation on April 7, 1997, for the purpose of acquiring all of the issued and outstanding shares of common stock of Citizens Bank of Effingham (the "Bank"). The Bank is the only subsidiary of the Company.

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

The Company does not have any employees that are not also employees of the Bank.

The Company's main office is located at 802 South Laurel Street, Springfield, Georgia. The Bank opened a branch in November 1998 located at 600 South Columbia Avenue in Rincon, Georgia.

Citizens Bank of Effingham

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

Market Area

As of the Federal census of 2000, the population of the city of Springfield was 1,821 and Rincon's population was 4,376. The estimated population of Effingham County in 2000 was 37,535. The average income per household of Effingham County for 2001 was estimated to be $44,402. During the past decade, Effingham County's population has grown by 40 percent and is expected to continue growing through the next century.

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

The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank's statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Accordingly, the Bank's legal lending limits are approximately $825,000 for unsecured loans and approximately $1,375,000 for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

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

Investments

In addition to loans, the Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation.

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

Employees

The Company has one employee, who is also an employee of the Bank. At December 31, 2002 the Bank had eighteen full-time employees at the Springfield office and seven full-time employees at the Rincon office. The Bank employed twenty-five full-time equivalent employees. The Company and the Bank consider the relationship with their employees to be excellent.

Competition

Effingham County has offices of three other commercial banks. Bank of America has one office in Springfield and one in Rincon. BB&T has one office in Springfield and one office in Rincon. Coastal Bank has one office in Rincon. Effingham County also has one credit union, Fort Stewart Georgia Federal Credit Union, located in Rincon.

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

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or the Bank.

CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories -- well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized -- in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2002, we qualified for the "adequately capitalized" category.

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

FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.62 cents per $100 of deposits for the first quarter of 2003.

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

IN ADDITION TO THE FEDERAL AND STATE LAWS NOTED ABOVE, THE GEORGIA FAIR LENDING ACT ("GFLA") BECAME EFFECTIVE ON OCTOBER 1, 2002. GFLA IMPOSES NEW RESTRICTIONS AND PROCEDURAL REQUIREMENTS ON MOST MORTGAGE LOANS MADE IN GEORGIA, INCLUDING HOME EQUITY LOANS AND LINES OF CREDIT. WHILE MANY OF THE GFLA REQUIREMENTS WILL APPLY REGARDLESS OF THE INTEREST RATE OR CHARGES ON THE LOAN, "HIGH COST HOME LOANS," AS DEFINED BY GFLA, ARE SUBJECT TO THE MOST REQUIREMENTS.

DUE TO THE HIGH COMPLIANCE BURDENS ASSOCIATED WITH HIGH COST HOME LOANS IN GEORGIA, THE COMPANY HAS DETERMINED THAT IT WILL NOT MAKE SUCH LOANS IN GEORGIA IN 2003. HOWEVER, BECAUSE THE COMPANY GENERALLY HAS NOT MADE ANY HIGH COST HOME LOANS IN PRIOR YEARS, CEASING TO MAKE HIGH COST LOANS SHOULD NOT HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S LENDING VOLUME. WITH RESPECT TO OUR OTHER LENDING, WE HAVE IMPLEMENTED PROCEDURES TO COMPLY WITH GFLA.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 9.7% and our ratio of Tier 1 Capital to risk-weighted assets was 8.6%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 7.3%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See " -- Prompt Corrective Action" above.

The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2002, the Bank was able to pay approximately $462,973 in dividends to the Company without prior regulatory approval.

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

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps --

      - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

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

Pursuant to the mandate of the US PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. Under the new rules, a financial institution is required to:

      - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

      -     notify FinCEN if an account or transaction is identified;

      -     designate a contact person to receive information requests;

      - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

      - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

      - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

      - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

      - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

      - maintains adequate procedures to protect the security and confidentiality of the information.

Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

   The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

      - are prohibited from providing correspondent accounts to foreign shell banks;

      - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

      - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

      - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

The new rule applies to correspondent accounts established after October 28, 2002.

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

Selected Statistical Information

The following statistical information is provided for the Company for the years ended December 31, 2002 and 2001. The data is presented primarily using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

I. Distribution of Assets, Liabilities, and Stockholder's Equity; Interest Rates and Interest Differential

The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

                                                              2002                                  2001
                                               ----------------------------------      ---------------------------------
                                                           Interest       Tax                     Interest       Tax
                                               Average     Income/     Equivalent      Average    Income/     Equivalent
                                               Balance     Expense       Yield         Balance    Expense        Yield
                                               --------    --------    ----------      -------    --------    ----------
                                                                        (Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold   $  2,879    $    47        1.63%        $ 4,350    $   169        3.89%
Investment Securities:
  Taxable investment securities                   6,879        347        5.04%          4,680        266        5.68%
  Tax-exempt investment securities                  247          8        3.24%            245          -        0.00%
FHLB stock                                          158          8        5.06%            124          8        6.45%
Loans (including loan fees)                      76,855      5,597        7.28%         57,439      5,258        9.15%
                                               --------    -------        ----         -------    -------        ----
    Total interest earning assets                87,018      6,007        6.90%         66,838      5,701        8.53%
                                                           -------        ----                    -------        ----

Allowance for loan losses                         (872)                                   (699)
Cash & due from banks                             3,022                                  2,183
Premises and equipment                            1,765                                  1,761
Other assets                                      1,250                                    887
                                               --------                                -------
  Total assets                                 $ 92,183                                $70,970
                                               ========                                =======

Interest bearing liabilities:
  Deposits:
    Demand deposits                               4,238         30        0.71%          4,001         61        1.52%
    Savings and Money Market                     24,150        464        1.92%         15,041        464        3.08%
    Time deposits                                44,507      2,120        4.76%         38,941      2,505        6.43%
                                               --------    -------        ----         -------    -------        ----
  Total interest bearing deposits                72,895      2,614        3.59%         57,983      3,030        5.23%
                                               --------    -------        ----         -------    -------        ----
  Other Borrowings                                2,388         72        3.02%              -          -
                                                           -------        ----         -------    -------
  Total interest bearing liabilities             75,283      2,686        3.57%         57,983      3,030
                                                                          ----

Non-interest bearing deposits                     9,517                                  6,405
Other liabilities                                   480                                    520
Stockholders' equity                              6,903                                  6,062
                                               --------                                -------
  Total liabilities and stockholders' equity   $ 92,183                                $70,970
                                               ========                                =======

Net interest income                                        $ 3,321                                $ 2,671
Net interest spread                                                       3.34%                                  3.30%
                                                                          ====                                   ====
Net interest yield on average earning assets   $ 87,018    $ 3,393        3.90%        $66,838    $ 2,671        4.00%
                                               ========    =======        ====         =======    =======        ====

As of December 31, 2002 and 2001 there were no loans on nonaccrual.

Loan fees are included in the interest income computation and were $610,103 and $434,004 as of December 31, 2002 and 2001, respectively.

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

                                                        2002 to 2001                   2001 to 2000
                                                     Increase(decrease)             Increase(decrease)
                                                      due to changes in             due to changes in
                                                ----------------------------    ---------------------------
                                                           Yield/                          Yield/
                                                Volume      Rate        Net     Volume      Rate      Net
                                                -------    -------     -----    ------      ----     -----
                                                                  (Amounts in Thousands)
Interest earned on:
  Interest earning deposits and fed funds sold     (57)       (66)     (123)       94       (107)      (13)
  Investment securities:
    Taxable investment securities                  125        (44)       81        86        (14)       72
    Tax-exempt investment securities                --          8         8        --         --        --
  Loans                                          1,777     (1,438)      339     1,707       (937)      770
                                                ------     ------      ----     -----     ------      ----
      Total interest income                      1,845     (1,540)      305     1,887     (1,058)      829
                                                ------     ------      ----     -----     ------      ----

Interest paid on:
  Deposits:
    Demand deposits                                  4        (35)      (31)       18        (28)      (10)
    Savings                                        281       (281)       --       180       (131)       49
    Time deposits                                  358       (743)     (385)      713         83       796
    Other borrowings                                --         72        72        --         --        --
                                                ------     ------      ----     -----     ------      ----
      Total interest expense                       643       (987)     (344)      911        (76)      835
                                                ------     ------      ----     -----     ------      ----

II. Investment Portfolio - Carrying Value of Securities

The following tables summarize the investment portfolio by type and maturity:

                                                           Available for Sale
                                                         -----------------------
                                                          2002             2001
                                                         ------           ------
                                                         (Amounts in Thousands)
U.S. Government Agencies                                 $7,921           $6,560
State, county and municipal                                 260              245
Mortgage-Backed Securities                                   --               --
                                                         ------           ------
    Total                                                $8,181           $6,805
                                                         ======           ======

EXPECTED MATURITIES

                                                                      Available for Sale
                                ------------------------------------------------------------------------------------------------
                                 Within              After One               After Five
                                  One                But Within              But Within              After
                                  Year      Yield    Five Years     Yield    Ten Years     Yield   Ten Years   Yield     Totals
                                -------    -------   ----------    -------   ----------   -------  ---------   ------    -------
                                                                     (Dollars in Thousands)
U.S. Government Agencies        $ 2,652       5.10%    $ 4,017        6.70%    $1,252        5.00%  $    --        --    $ 7,921
State, county and municipal          --                    260        3.30%        --          --        --        --        260
Mortgage-Backed Securities           --         --          --          --         --          --        --        --         --
                                -------    -------     -------     -------     ------     -------   -------    ------    -------
       Total                    $ 2,652       5.10%    $ 4,277        5.00%    $1,252        5.00%  $    --        --    $ 8,181
                                =======    =======     =======     =======     ======     =======   =======    ======    =======

The Company had no securities classified as held to maturity or trading as of December 31, 2002 and 2001.

III. Loan Portfolio

The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

                                               2002                      2001
                                              ------                    ------
                                                   (Dollars in Thousands)
Commercial                            $ 12,675       15.2%      $ 10,935       15.8%
Commercial - Business Real Estate       23,354       28.2%        19,178       27.8%
Real Estate - Construction              19,733       23.7%        13,765       19.9%
Real Estate - Mortgage                  19,719       23.7%        16,496       23.9%
Installment Loans to Individuals         7,674        9.2%         8,686       12.6%
                                      --------     ------       --------     ------
  Total Loans                           83,155      100.0%        69,060      100.0%
  Less: Allowance for Loan losses         (923)                     (767)
                                      --------                  --------
    Total                             $ 82,232                  $ 68,293
                                      ========                  ========

                                                                                    Rate Structure
                                                  Maturity                            > One Year
                                                  --------                            ----------
                                            Over One      Due                     Fixed       Variable
                               One Year     Through      After                   Interest     Interest
                               or Less     Five Years  Five Years    Total         Rate         Rate
                               -------     ----------  ----------   -------      --------     --------
Commercial                     $ 6,280       $6,395       $--       $12,675       $2,061       $3,553

Real estate - construction      18,612        1,073        48        19,733          790          331
                               -------       ------       ---       -------       ------       ------
    Total                      $24,892       $7,468       $48       $32,408       $2,851       $3,884
                               =======       ======       ===       =======       ======       ======

Statistical Information continued

IV. Summary of Loan Loss Experience

                                                                     2002         2001
                                                                   --------     --------
                                                                   (Amounts in Thousands)

   Allowance for possible loan losses, beginning of period         $   767      $   613
                                                                   -------      -------
   Charge-offs:
     Commercial                                                         82           22
     Real estate - construction                                         --           --
     Real estate - mortgage                                             --           --
     Consumer loans                                                     98           72
                                                                   -------      -------
       Total                                                           180           94
                                                                   -------      -------
   Recoveries:
     Commercial                                                          4           --
     Real estate - construction                                         --           --
     Real estate - mortgage                                             --           --
     Consumer loans                                                     32           24
                                                                   -------      -------
       Total                                                            36           24
                                                                   -------      -------

   Net charge-offs                                                     144           70
                                                                   -------      -------

   Additions charged to operations                                     300          224
   Adjustments                                                          --           --
                                                                   -------      -------
   Allowance for possible loan losses, end of period                   923          767
                                                                   -------      -------

   Average loans outstanding, net of unearned income               $76,855      $57,439
                                                                   =======      =======
   Ratio of net charge-offs during the period to average loans
     outstanding during the period                                    0.19%        0.12%
                                                                   =======      =======

RISK ELEMENTS
(Thousands)

                                                                     2002         2001
                                                                   -------      -------
   Loans 90 days past due                                          $    16      $     7
   Loans on nonaccrual                                                  --           --
   Other Real Estate                                                    --           --
                                                                   -------      -------
     Total Nonperforming assets                                    $    16      $     7
                                                                   -------      -------
     Total Nonperforming assets as a
       Percentage of loans                                             0.1%         0.0%
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

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2002:

                                               Allocated         % of Total
                                          Amount (in thousands)  Allowance
                                          ---------------------------------
   Commercial                                      140              15.2%
   Commercial - Business Real Estate               260              28.2%
   Real Estate - Construction                      219              23.7%
   Real Estate - Mortgage                          219              23.7%
   Installment Loans to Individuals                 85               9.2%
                                          ---------------------------------
          Total                                    923             100.00%
                                          ---------------------------------

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

V. Deposits

 The following table summarizes the average balances and average rates for deposit accounts:

                                              2002                      2001
                                      --------------------      --------------------
                                      Average      Average      Average      Average
                                      Balance       Rate        Balance       Rate
                                      -------     --------      -------     --------
                                                   (Dollars in Thousands)
Non-interest bearing deposits           9,517                     6,281
Interest bearing demand deposits        4,238         0.71%       4,001         1.52%
Savings and money market deposits      24,150         1.92%      15,041         3.08%
Time deposits                          44,507         4.76%      38,941         6.43%
                                      -------     --------      -------     --------
  Total average deposits              $82,412         3.17%     $64,264         4.73%
                                      =======     ========      =======     ========

As of December 31, 2002 the amount outstanding of time certificates of deposit of $100,000 or more was $19,317 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

                                                 (Thousands)
                      3 months or less             $ 4,354
                      over 3 through 6 months       10,432
                      over 6 through 12 months       4,307
                      over 12 months                   224
                                                   -------
                            Total                  $19,317
                                                   =======

VI. Selected Financial Data (amounts in thousands, except per share amounts)

The following represents selected financial data for the years ended December 31, 2002 and 2001. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this report.

                                                    2002        2001
                                                   ------      ------
         Interest and Dividend Income               6,007       5,701
         Interest Expense                           2,686       3,030
         Net Interest Income                        3,321       2,671
         Provision for Loan Losses                    300         224
         Net Earnings                                 914         719
         Net Earnings Per Share                      1.79        1.40
         Total Average Stockholder's Equity         6,903       6,062
         Total Average Assets                      92,183      70,846
         Return on average assets                    0.99%       1.01%
         Return on average equity                   13.24%      11.86%
         Average equity to average asset ratio       7.49%       8.56%

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

During 2002, the Bank purchased a lot in Guyton, Georgia at 109 W. Central Boulevard to be used for a future branch location.

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

FINANCIAL CONDITION

GENERAL

Total assets of $100,613,239 at December 31, 2002 are an increase of 25.6% from $80,114,247 at December 31, 2001. At December 31, 2002, total deposits had increased 24.2% to $90,289,862 from $72,721,448 at December 31, 2001. Total loans increased 20.4% to $82,232,561 from $68,293,387 at December 31, 2001. This represented a loan to deposit ratio at December 31, 2002 of 91.1% compared to 93.9% at December 31, 2001. Earning assets represented approximately 91.9% and 93.9% of total assets at December 31, 2002 and 2001, respectively.

CAPITAL

At December 31, 2002, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "capital adequacy". Based on the level of the Bank's risk weighted assets at December 31, 2002, the Bank had $1.5 million more capital than necessary to satisfy the "capital adequacy" criteria.

At December 31, 2001, the Bank's capital position was well in excess of FDIC guidelines to meet the definition of "capital adequacy". Based on the level of the Bank's risk weighted assets at December 31, 2001, the Bank had $1.4 million more capital than necessary to satisfy the "capital adequacy" criteria.

LIQUIDITY

The Bank's internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. Investment securities, exclusive of unrealized gains and losses, increased $1,235,894 during 2002. The Bank had no securities classified as held to maturity as of December 31, 2002. The Bank was in a Federal funds sold position at December 31, 2002 from a Federal fund purchased position at December 31, 2001 due to the increase in deposits and other borrowings.

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

The Bank has established a Federal Funds line of credit with two correspondent banks, which totals $3,500,000. This line is unsecured and is designed to provide the Bank with short-term liquidity. The Bank had $-0- and $457,000 advanced on these lines as of December 31, 2002 and December 31, 2001.

On September 25, 2002, the Federal Home Loan Bank of Atlanta, Georgia confirmed that they had established a Credit Availability for the Bank at 10 percent of the Bank's total assets. For purposes of Credit Availability, total assets would be based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. As of December 31, 2002, the Bank has $2,500,000 extended against this Credit Availability.

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

For the years ended December 31, 2002 and 2001, the Company had net income of $914,193 ($1.79 per share) and $719,248 ($1.40 per share), respectively. This increase was primarily attributable to the noninterest income increase of $107,242 from $437,275 at December 31, 2001 to $544,517 for the year ended December 31, 2002.

The following table shows the related results of operations ratios for Assets and Equity for the years ended December 31, 2002 and 2001:

                                                   (Dollars in Thousands)
                                                 -------------------------
                                                  2002               2001
                                                 ------             ------
Interest Income                                   6,007              5,701
Interest Expense                                  2,686              3,030
Net Interest Income                               3,321              2,671
Provision for Loan Losses                           300                224
Net Earnings                                        914                719
Net Earnings Per Share                             1.79               1.40
Total Average Stockholder's Equity                6,903              6,062
Total Average Assets                             92,183             70,846
Return on average assets                           0.99%              1.01%
Return on average equity                          13.24%             11.86%
Average equity to average asset ratio              7.49%              8.56%

INTEREST INCOME/ INTEREST EXPENSE

For the period ended December 31, 2002, interest income from loans and investments, including loan fees of $610,103, was $5,596,557 representing a yield of 6.43% on average earning assets of $87,018,694. Interest expense was $2,685,915, representing a cost of 3.57% on average interest bearing liabilities of $75,282,635. Net interest income was $3,320,931, producing a net yield of 3.82% on average earning assets.

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

ASSET QUALITY

The provision for loan losses for the years ended December 31, 2002 and 2001 was $300,000 and $224,000, respectively. Total charge-offs were $180,224 and $93,843 for the years ended December 31, 2002 and 2001, respectively, and were related to the Bank's consumer and commercial portfolios. At December 31, 2002 and 2001 the Bank had $16,000 and $7,256 loans past due 90 days or more, respectively. Also at December 31, 2002 and 2001, the Bank had no loans on non-accrual status. The allowance for loan losses at December 31, 2002 and 2001 was $922,716 and $767,268, respectively. This represents 1.11% and 1.11% of total loans at December 31, 2002 and 2001, respectively.

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

NON-INTEREST INCOME

Non-interest income for the years ended December 31, 2002 and 2001 was $544,517 and $445,871, respectively. This consisted primarily of service charges on deposit accounts, which were $389,635 and $327,344 for the years ended December 31, 2002 and 2001, respectively, and miscellaneous service fees which were $148,245 and $99,952 for the years ended December 31, 2002 and 2001, respectively. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank's own cost structure in providing the deposit services. This income should grow with the growth in the Bank's demand deposit account base.

NON-INTEREST EXPENSE

Non-interest expense for the years ended December 31, 2002 and 2001 was $2,145,836 and $1,774,072, respectively. This consisted primarily of salaries and benefits, which were $865,161 and $718,192 for the years ended December 31, 2002 and 2001, respectively. Other major expenses included in non-interest expense for the year ended December 31, 2002 were supplies of $79,180 and data processing of $148,986. Other major expenses included in non-interest expense for the year ended December 31, 2001 were supplies of $63,486 and data processing of $124,267.

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

The Bank's interest rate sensitivity position at December 31, 2002, is set forth in the table below:

                                                                     0-90             91-365         Over 1 Year          Over
                                                                     Days              Days          thru 5 Years        5 Years
                                                                   --------          --------          --------          --------
INTEREST RATE SENSITIVE ASSETS (IN THOUSANDS):
 Loans                                                             $ 61,645          $  5,796          $ 15,446          $    268
 Securities                                                             252            23,400             4,277             1,252
 Federal Funds Sold                                                   1,922              --                --                --
                                                                   --------          --------          --------          --------
   Total Interest Rate Sensitive Assets                            $ 63,819          $ 29,196          $ 19,723          $  1,520
                                                                   --------          --------          --------          --------

INTEREST RATE SENSITIVE LIABILITIES (IN THOUSANDS):

 Interest Bearing Demand Deposits                                  $   --            $   --            $   --            $  8,219
 Savings and Money Market Deposits                                    1,250              --                --              22,490
 Time Deposits                                                       11,313            21,559            13,979              --
                                                                   --------          --------          --------          --------
   Total Interest Rate Sensitive Liabilities                       $ 12,563          $ 21,559          $ 13,979          $ 30,709
                                                                   --------          --------          --------          --------
Interest Rate Sensitivity GAP                                      $ 51,256          $  7,637          $  5,744          $(29,189)
                                                                   --------          --------          --------          --------

Cumulative Interest Rate Sensitivity GAP                           $ 51,256          $ 58,893          $ 64,637          $ 35,448
                                                                   --------          --------          --------          --------
Cumulative GAP as a % of total assets at December 31, 2002            50.94%            58.53%            64.24%            35.23%
                                                                   --------          --------          --------          --------
Cumulative GAP as a % of total assets at December 31, 2001            47.16%            21.28%            11.11%          -15.12%
                                                                   --------          --------          --------          --------

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

It is the policy of the Bank to include money market and NOW accounts in the over five year repricing period in calculating cumulative gap. This methodology is based on the Bank's experience that these deposits represent "core" deposits of the Bank and the repricing of these deposits does not move with the same magnitude as general market rates. The Bank's rates for these deposits are consistently in the mid-range for the market area and this has not had an adverse effect on the Bank's ability to maintain these deposit accounts. The Bank believes that placing these deposits in an earlier repricing period would force the Bank to inappropriately shorten its asset maturities to obtain the targeted gap range. This would leave the Bank exposed to falling interest rates and unnecessarily reduce its net interest margin.

At December 31, 2002, the above gap analysis indicates a positive cumulative gap position thru the one-year time interval of $58,893,000. A positive gap position indicates that the Company's rate sensitive assets will reprice faster than its rate sensitive liabilities, with 43% of rate sensitive liabilities and 81% of rate sensitive assets repricing within one year. The Bank is asset sensitive through the five year time horizon, meaning that rising rates tend to be beneficial, and is liability sensitive at the over five year time horizon, meaning that falling rates tend to be beneficial to the Bank's net interest margin. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank's local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short-term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

ITEM 7.  FINANCIAL STATEMENTS

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS

                                                                                 Page


INDEPENDENT AUDITORS' REPORT ...............................................      33

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets .............................................      34

   Consolidated Statements of Changes in Shareholders' Equity ..............      35

   Consolidated Statements of Income .......................................      36

   Consolidated Statements of Cash Flows ...................................      37

   Notes to Consolidated Financial Statements ..............................      38


                          INDEPENDENT AUDITORS' REPORT

Board of Directors

Citizens Effingham Bancshares, Inc. and Subsidiary

      We have audited the accompanying consolidated balance sheets of Citizens Effingham Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Effingham Bancshares, Inc. and Subsidiary at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

January 13, 2003
Dublin, Georgia

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                          As of December 31,
                                                                       2002              2001
ASSETS

 Cash and due from banks                                           $   5,186,453    $  2,204,384
 Federal funds sold                                                    1,922,000            --
                                                                   -------------    ------------
   Total cash and cash equivalents                                     7,108,453       2,204,384
                                                                   -------------    ------------
 Securities available for sale, at fair value                          8,181,159       6,805,208
 Federal Home Loan Bank stock, restricted, at cost                       167,200         127,000

 Loans, net of unearned income                                        83,155,277      69,060,655
 Less, allowance for loan losses                                        (922,716)       (767,268)
                                                                   -------------    ------------
   Loans, net                                                         82,232,561      68,293,387
                                                                   -------------    ------------
 Bank premises and equipment, net                                      1,898,931       1,714,687
 Accrued interest receivable                                             661,036         601,031
 Other assets                                                            363,899         368,550
                                                                   -------------    ------------
   TOTAL ASSETS                                                    $ 100,613,239    $ 80,114,247
                                                                   =============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:

   Non-interest bearing                                            $  11,479,250    $  7,588,459
   Interest bearing                                                   78,810,612      65,132,989
                                                                   -------------    ------------
   Total deposits                                                     90,289,862      72,721,448
Short-term borrowings                                                  2,500,000         457,000
Accrued interest payable                                                 302,478         407,025
Accrued expenses and other liabilities                                    57,581          72,087
                                                                   -------------    ------------
Total liabilities                                                     93,149,921      73,657,560
                                                                   -------------    ------------
Shareholders' Equity:
 Common stock, $1 par value, authorized 20,000,000 shares,
   issued and outstanding 512,000 shares                                 512,000         512,000
 Paid-in capital surplus                                               4,608,000       4,608,000
 Retained earnings                                                     2,147,179       1,232,986
 Accumulated other comprehensive income                                  196,139         103,701
                                                                   -------------    ------------
   Total shareholders' equity                                          7,463,318       6,456,687
                                                                   -------------    ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 100,613,239    $ 80,114,247
                                                                   =============    ============





          See Accompanying Notes to Consolidated Financial Statements

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                             ACCUMULATED
                                                                PAID-IN                         OTHER
                                                  COMMON        CAPITAL        RETAINED     COMPREHENSIVE
                                                  STOCK         SURPLUS        EARNINGS     INCOME (LOSS)       TOTAL
                                                 -----         -------         --------     -------------       -----


BALANCE, DECEMBER 31, 1999                       $  512,000   $ 4,608,000    $  (304,914)   $   (53,709)     $4,761,377
                                                                                                              ---------
 Comprehensive income:
   Net income                                          --            --          818,652           --           818,652
   Valuation allowance adjustment on
      securities available for sale                    --            --             --           67,611          67,611
                                                                                                              ---------
        Total comprehensive income                     --            --             --             --           886,263
                                                    -------     ---------        -------         ------       ---------
BALANCE, DECEMBER 31,2000                           512,000     4,608,000        513,738         13,902       5,647,640
   Comprehensive income:
    Net income                                         --            --          719,248           --           719,248
    Valuation allowance adjustment on
       securities available for sale                   --            --             --           89,799          89,799
                                                                                                              ---------
        Total comprehensive income                     --            --             --             --           809,047
                                                    -------     ---------        -------         ------       ---------
BALANCE, DECEMBER 31, 2001                          512,000     4,608,000      1,232,986        103,701       6,456,687
                                                                                                              ---------
   Comprehensive income:
    Net income                                         --            --          914,193           --           914,193
    Valuation allowance adjustment on
      securities available for sale                    --            --             --           92,438          92,438
                                                                                                              ---------
         Total comprehensive income                    --            --             --             --         1,006,631
                                                    -------     ---------        -------         ------       ---------
BALANCE, DECEMBER 31,2002                        $  512,000   $ 4,608,000    $ 2,147,179    $   196,139      $7,463,318
                                                    =======     =========        =======         ======       =========





           See Accompanying Notes to Consolidated Financial Statements

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                             Years Ended December 31,
                                                             ------------------------
                                                         2002           2001        2000
                                                         ----           ----        ----
INTEREST AND DIVIDEND INCOME:
   Interest and fees on loans                          $5,596,557   $5,258,249   $4,487,893
   Income on federal funds sold                            46,476      168,729      181,492
   Dividend income                                          8,247        8,596         --
   Interest on investment securities:
    Taxable income                                        347,316      265,777      190,690
    Non-taxable income                                      8,250          275         --
                                                        ---------    ---------    ---------
      Total interest and dividend income                6,006,846    5,701,626    4,860,075
                                                        ---------    ---------    ---------

INTEREST EXPENSE:

Deposits                                                2,614,229    3,030,267    2,195,957
Short-term borrowings                                      71,686           25         --
                                                        ---------    ---------    ---------
      Total interest expense                            2,685,915    3,030,292    2,195,957
                                                        ---------    ---------    ---------
Net interest income before provision for loan losses    3,320,931    2,671,334    2,664,118
Less - provision for loan losses                          300,000      224,000      274,000
                                                        ---------    ---------    ---------
      Net interest income after provision for loan
         losses                                         3,020,931    2,447,334    2,390,118
                                                        ---------    ---------    ---------
NONINTEREST INCOME:

   Service charges on deposit accounts                    389,635      327,344      256,137
   Other service charges, commissions and fees            148,245       99,952       76,057
   Gain (loss) on calls of investment securities             --          1,325         --
   Other income                                             6,637        8,654        7,598
                                                        ---------    ---------    ---------
      Total noninterest income                            544,517      437,275      339,792
                                                        ---------    ---------    ---------
NONINTEREST EXPENSE:

   Salaries                                               865,161      718,192      620,150
   Employee benefits                                      175,641      141,625      100,929
   Net occupancy expense                                  122,640      104,014      104,552
   Equipment rental and depreciation of equipment         193,928      174,379      159,108
   Other expenses                                         788,466      635,862      475,171
                                                        ---------    ---------    ---------
      Total noninterest expense                         2,145,836    1,774,072    1,459,910
                                                        ---------    ---------    ---------
INCOME BEFORE INCOME TAXES                              1,419,612    1,110,537    1,270,000
   Less - provision for income taxes                      505,419      391,289      451,348
                                                        ---------    ---------    ---------
NET INCOME                                             $  914,193   $  719,248   $  818,652
                                                        =========    =========    =========
EARNINGS PER SHARE:

   Basic                                               $     1.79   $     1.40   $     1.60
                                                        ---------    ---------    ---------
   Diluted                                             $     1.79   $     1.40   $     1.60
                                                        ---------    ---------    ---------




          See Accompanying Notes to Consolidated Financial Statements

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Years Ended December 31,
                                                              2002          2001            2000
                                                              ----          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $    914,193    $    719,248    $    818,652
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                300,000         224,000         274,000
   Depreciation                                             143,199         129,645         126,722
   (Gain) loss on sale of property                             --              --               141
   (Gain) loss on sale of securities                           --             1,325            --
   Net change in accrued income and other assets            (55,354)        (44,400)       (313,176)
   Net change in accrued expenses and other
      liabilities                                          (166,675)         37,939         164,247
                                                       ------------    ------------    ------------
      Net cash provided by operating activities           1,135,363       1,067,757       1,070,586
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net change in loans to customers                        (14,239,174)    (18,888,694)    (16,803,918)
Purchase of available for sale securities                (2,250,880)     (4,462,039)
Proceeds from calls of available for sale
   securities                                             1,014,987       1,500,000            --
Purchase of Federal Home Loan Bank stock                    (40,200)        (12,200)       (114,800)
Property and equipment expenditures                        (327,441)        (32,555)         (2,774)
                                                       ------------    ------------    ------------
      Net cash used in investing activities             (15,842,708)    (21,895,488)    (17,924,544)
                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Net change in deposits                                17,568,414      17,920,439      16,310,885
   Net change in short term borrowings                    2,043,000         457,000            --
                                                       ------------    ------------    ------------
      Net cash provided by financing activities          19,611,414      18,377,439      16,310,885
                                                       ------------    ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                 4,904,069      (2,450,292)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              2,204,384       4,654,676       5,197,749
                                                       ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                 $  7,108,453    $  2,204,384    $  4,654,676
                                                       ============    ============    ============






           See Accompanying Notes to Consolidated Financial Statements

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002




A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Citizens Effingham Bancshares, Inc. (the "Company") and its wholly owned subsidiary, Citizens Bank of Effingham (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

            Securities available for sale, primarily debt securities, are recorded at fair value with unrealized gains or losses (net of tax effect) excluded from earnings and reported as a component of shareholders' equity. Securities available for sale will be used as a part of the Company's interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk and other factors.

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

      4. LOANS AND INTEREST INCOME - Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees, unearned discounts and a valuation allowance for possible loan losses. Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

            The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

         A loan is considered impaired when, based on current information and events, it is probable that a creditor will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank's loans, which have been identified as impaired, have been measured by the fair value of existing collateral.

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

      8. INCOME TAXES - The Bank reports income under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         The Company and the Bank file a consolidated income tax return. The Bank computes its income tax expense as if it filed an individual return except that it does not receive any portion of the surtax allocation. Any benefits or disadvantages of the consolidation are absorbed by the parent company. The Bank pays its allocation of federal income taxes to the parent company or receives payment from the parent company to the extent that tax benefits are realized.

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

      9. CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Interest bearing deposits in other banks with original maturities of less than three months are included.

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

            The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions.

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

      11. ADVERTISING COSTS - It is the policy of the Bank to expense advertising costs as they are incurred. The Bank does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the years ended December 31, 2002, 2001 and 2000 were $16,678, $18,734 and $16,261, respectively.

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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


      Earnings per common share have been computed based on the following:


                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                    2002        2001       2000
                                                                    ----        ----       ----

Net income                                                        $914,193   $719,248   $818,652
   Less - Preferred stock dividends                                   --         --         --
                                                                  --------   --------   --------
   Net income applicable to common stock                          $914,193   $719,248   $818,652
                                                                  ========   ========   ========
   Weighted average number of common shares outstanding            512,000    512,000    512,000
   Effect of dilutive options, warrants, etc.                         --         --         --
                                                                  --------   --------   --------
   Average number of common shares outstanding
      used to calculate diluted earnings per common share          512,000    512,000    512,000
                                                                  ========   ========   ========

13. COMPREHENSIVE INCOME - The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' equity.

      The components of other comprehensive income and related tax effects are as follows:


                                                            Years Ended December 31,
                                                            ------------------------
                                                          2002        2001         2000
                                                          ----        ----         ----

Unrealized holding gains (losses) on
   available-for-sale securities                        $140,058   $ 136,059    $ 102,441
Less - Reclassification adjustment for (gains) losses
   realized in income                                         --        (1,325)        --
                                                        --------   ---------    ---------
Net unrealized gains (losses)                            140,058     134,734      102,441
Tax effect                                                47,620     (44,935)     (34,830)
                                                        --------   ---------    ---------
Net-of-tax amount                                       $ 92,438   $  89,799    $  67,611
                                                        ========   =========    =========



B.    INVESTMENT SECURITIES

      Debt and equity securities have been classified in the balance sheet according to management's intent. The following table reflects the amortized cost and estimated market values of investments in debt and equity securities held at December 31, 2002 and 2001. In addition, gross unrealized gains and gross unrealized losses are disclosed as of December 31, 2002 and 2001.

      The Company did not own any securities classified as HELD TO MATURITY at December 31, 2002 and 2001.

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


The book and market values of securities AVAILABLE FOR SALE were:


                                                      AMORTIZED       UNREALIZED          UNREALIZED       ESTIMATED
                                                       COST             GAINS              LOSSES         MARKET VALUE
                                                       ----             -----              ------         ------------

DECEMBER 31, 2002

Debt Securities

   U.S. Treasury and other government agencies       $7,633,979       $  287,833          $    1,013     $   7,920,799
   State and Political subdivisions                     250,000           10,360                --             260,360
                                                     ----------       ----------          ----------     -------------
      Total                                          $7,883,979       $  298,193          $    1,013     $   8,181,159
                                                     ==========       ==========          ==========     =============

DECEMBER 31, 2001

Debt Securities

   U.S. Treasury and other government agencies       $6,398,085       $  162,465          $     --        $  6,560,550
   State and Political subdivisions                     250,000              --                5,342           244,658
                                                     ----------       ----------          ----------      ------------
      Total                                          $6,648,085       $  162,465          $    5,342      $  6,805,208
                                                     ==========       ==========          ==========      ============


The book and market values of pledged securities were $4,720,151 and $4,940,037 at December 31, 2002 and $2,913,216 and $3,016,901 at December 31, 2001,
respectively.

The amortized cost and estimated market value of debt securities held as available for sale at December 31, 2002 and 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.


                                                        AVAILABLE FOR SALE
                                                 --------------------------------
                                                                      Estimated
                                                 Amortized Cost      Market Value
                                                 --------------      ------------
DECEMBER 31, 2002
Non-mortgage backed securities:
   Due in one year or less                       $    2,602,021      $ 2,651,922
   Due after one year through five years              4,031,958        4,277,335
   Due after five years through ten years             1,250,000        1,251,902
   Due after ten years                                     --               --
                                                 --------------      -----------
      Total                                      $    7,883,979      $ 8,181,159
                                                 ==============      ===========

                                                                     Estimated
                                                 Amortized Cost     Market Value
                                                 --------------     ------------
DECEMBER 31, 2001
Non-mortgage backed securities:
   Due in one year or less                      $      748,938      $ 1,017,600
   Due after one year through five years             5,899,147        5,787,608
   Due after five years through ten years                 --               --
   Due after ten years                                    --               --
                                                --------------      -----------
      Total                                     $    6,648,085      $ 6,805,208
                                                ==============      ===========

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

      The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.

      At December 31, 2002, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders' equity.

C.    LOANS

      The following is a summary of the loan portfolio by principal categories at December 31, 2002 and 2001:


                                                        2002                   2001
                                                        ----                   ----

Mortgage loans on real estate:

    Residential 1-4 family                          $ 19,719,000           $ 16,496,000
    Commercial                                        23,354,000             19,178,000
    Construction                                      19,733,000             13,765,000
                                                    ------------           ------------
       Total mortgage loans on real estate            62,806,000             49,439,000
                                                    ------------           ------------
Commercial loans                                      11,848,000             10,935,000
                                                    ------------           ------------
Personal loans                                         8,501,277              8,686,655
                                                    ------------           ------------
       Subtotal                                       83,155,277             69,060,655
Less:
  Allowance for loan losses                             (922,716)              (767,268)
                                                    ------------           ------------
       Loans, net                                   $ 82,232,561           $ 68,293,387
                                                    ============           ============



      Overdrafts included in loans were $31,535 and $3,711 at December 31, 2002 and 2001, respectively.

D.    ALLOWANCE FOR LOAN LOSSES

      A summary of changes in allowance for loan losses of the Company for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                            2002                 2001               2000
                                                            ----                 ----               ----

Beginning Balance                                      $   767,268           $ 612,727           $ 481,035
Add - Provision for possible loan losses                   300,000             224,000             274,000
                                                       -----------           ---------           ---------
   Subtotal                                              1,067,268             836,727             755,035
                                                       -----------           ---------           ---------
Less:
   Loans charged off                                       180,224              93,843             153,334
   Recoveries on loans previously charged off              (35,672)            (24,384)            (11,026)
                                                       -----------           ---------           ---------
     Net loans charged off                                 144,552              69,459             142,308
                                                       -----------           ---------           ---------
Balance, end of year                                   $   922,716           $ 767,268           $ 612,727
                                                       ===========           =========           =========



      At December 31, 2002 and 2001, there were no loans on which the accrual of interest had been discontinued or reduced.

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

E. BANK PREMISES AND EQUIPMENT

     The following is a summary of asset classifications and depreciable lives for the Bank as of December 31, 2002 and 2001.


                                                Useful Life           2002                   2001
                                                -----------           ----                   ----

Land                                                               $   440,666           $   340,666
Banking house and improvements                      8-40             1,282,252             1,191,374
Equipment, furniture, and fixtures                  5-10               682,427               571,776
Vehicles                                               5                49,196                23,284
                                                                   -----------           -----------
   Total                                                             2,454,541             2,127,100
Less - accumulated depreciation                                       (555,610)             (412,413)
                                                                   -----------           -----------
   Bank premises and equipment, net                                $ 1,898,931           $ 1,714,687
                                                                   ===========           ===========



      Depreciation included in operating expenses amounted to $143,199, $129,645 and $126,722 in 2002, 2001 and 2000, respectively.

      Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2002, pertaining to banking premises and equipment, future minimum rent commitments under various leases are as follows:

      2002                                                     $ 57,523
      2003                                                       63,276
      2004                                                       68,732
      2005                                                         --
      2006 and thereafter                                          --
                                                               --------
          Total Future Minimum Rent Commitments                $189,531
                                                               ========

      The leases contain options to extend for periods from four to seven years. The cost of such rentals is not included above. Total rent expense for the year ended December 31, 2002 and 2001, amounted to $72,539 and $66,725, respectively.

F.    DEPOSITS

      The aggregate amount of time deposits exceeding $100,000 at December 31, 2002 and 2001 was $19,317,634 and $15,880,407, respectively, and the Bank had deposit liabilities in NOW accounts of $8,133,170 and $7,402,618 at December 31, 2002 and 2001, respectively.

      At December 31, 2002, the scheduled maturities of time deposits are as follows:

      2003                                                     $  32,871,888
      2004                                                        12,035,411
      2005                                                         1,183,601
      2006                                                           179,685
      2007 and thereafter                                            581,030
                                                               -------------
           Total time deposits                                 $  46,851,615
                                                               =============

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


G.    SHORT-TERM BORROWINGS

      The Bank had a line of credit for federal funds purchased of $3,500,000 with two correspondent institutions as of December 31, 2002. The Bank had $-0- and $457,000 advanced on these lines as of December 31, 2002 and 2001, respectively.

      The Bank had $2,500,000 and $-0- advanced from the Federal Home Loan Bank
      (FHLB) at December 31, 2002, and 2001. The Bank has approved credit availability with the FHLB of $10,060,519. The Bank's first liens on 1 to 4 family real estate loans was pledged to FHLB as collateral in the event the Bank requests future advances. One advance of $1,000,000 bearing interest at 2.61% matures February 3, 2003. Another advance of $1,500,000 bearing interest at 3.65% is due February 2, 2004. Principal is due at maturity on all advances with interest paid monthly.

      The Bank is required to maintain a minimum investment in FHLB stock of $167,200 while the advance agreement is in effect.

H.    INCOME TAXES

      The provision for income taxes for the year ended December 31, 2002, 2001 and 2000 are as follows:


                                                  2002          2001        2000
                                                  ----          ----        ----

Current tax expense                            $ 533,719    $ 445,545    $ 453,093
Deferred tax benefit                             (28,300)     (54,256)      (1,745)
                                               ---------    ---------    ---------
        Net provision for income tax expense   $ 505,419    $ 391,289    $ 451,348
                                               =========    =========    =========


     Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:


                                                                   Years Ended December 31,
                                                                2002          2001         2000
                                                                ----          ----         ----

Tax on pretax income at statutory rate                       $ 482,668     $ 377,583     $ 431,800
Benefit of graduated tax rates                                    --            --            --
Benefit of realized net operating loss carryovers                 --            --          12,566
State income tax, net of federal tax benefit                    33,204        24,995        29,591
Provision for federal alternative minimum tax                     --            --            --
Non-deductible business meals and entertainment                    760           662           439
Non-deductible interest expense to carry tax-exempt income       3,213         3,437         1,862
Non-deductible social club dues                                  2,139         1,983         2,190
Tax-exempt income                                               (2,805)          (94)         --
Effect of deferred tax attributes                              (13,760)      (17,277)      (27,100)
                                                             ---------     ---------     ---------
Total                                                        $ 505,419     $ 391,289     $ 451,348
                                                             =========     =========     =========
Net effective tax rate                                            35.6%         32.3%         34.6%
                                                             =========     =========     =========

      The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax liabilities (assets) are as follows:

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------


                                                               Years Ended December 31,
                                                        ---------------------------------------
                                                          2002            2001           2000
                                                        ---------      ---------      ---------
 Deferred Income Tax Assets:
   Provision for loan losses                            $ 300,276      $ 247,424      $ 181,380
   Organization costs                                       7,686         19,216         30,748
   Unrealized loss on securities available for sale            --             --          7,172
                                                        ---------      ---------      ---------
       Total deferred income tax assets                   307,962        266,640        219,300
Deferred Income Tax Liabilities:
   Unrealized gain on securities available for sale      (101,041)       (53,422)            --
   Depreciation                                           (71,418)       (58,396)       (58,139)
                                                        ---------      ---------      ---------
       Total deferred income tax liabilities             (172,459)      (111,818)       (58,139)
                                                        ---------      ---------      ---------
       Net deferred tax asset                           $ 135,503      $ 154,822      $ 161,161
                                                        =========      =========      =========

I.    EMPLOYEE BENEFIT PLANS

      During the year ended December 31, 2000, the Company established a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements. Matching contributions to the plan are at the discretion of the Board of Directors. Retirement plan expenses for administrative fees charged to operations amounted to $2,229, $2,955 and $0 for 2002, 2001 and 2000, respectively. The Company made a profit sharing contribution of $16,800, 16,876 and $12,068 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

      As of January 1, 2003, the amount available for dividends without regulatory consent was $462,973.

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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

      notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      The Bank does require collateral or other security to support financial instruments with credit risk.

                                                                     Contract or Amount
                                                                     ------------------
Financial instruments whose contract amount represent credit risk:
     Commitments to extend credit                                       $ 11,178,168
     Standby letters of credit                                                30,000
                                                                        ------------
          Total                                                         $ 11,208,168
                                                                        ============

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. All letters of credit are due within one year of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

      The following is a summary of activity during 2002 with respect to such loans to these individuals:


Balances at December 31, 2001                           $ 1,367,034
   New loans                                              1,770,256
   Repayments                                            (1,565,670)
                                                        -----------
Balances at December 31, 2002                           $ 1,571,620
                                                        ===========

      The Bank also had deposits from these related parties of approximately $3,651,820 at December 31, 2002.

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

N.    DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS

      Interest and Income Taxes - Cash paid during the period for interest and income taxes was as follows:

                                           2002           2001           2000
                                        ----------     ----------     ----------
Interest on deposits and borrowings     $2,790,462     $2,983,753     $2,019,431
                                        ==========     ==========     ==========
Income taxes, net                       $  503,535     $  475,667     $  463,461
                                        ==========     ==========     ==========

      Other Noncash Transactions - Noncash transactions relating to investing and financing activities were as follows:

                                                      2002      2001       2000
                                                   --------   --------   --------
Changes in unrealized gain/loss on investments     $ 92,438   $ 89,799   $ 67,611
                                                   ========   ========   ========

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

      Loans and Mortgage Loans Held for Sale - The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.

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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

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

      The carrying amount and estimated fair values of the Bank's financial instruments at December 31, 2002 and 2001 are as follows:

                                                    2002                          2001
                                        ---------------------------     ---------------------------
                                         CARRYING        ESTIMATED       CARRYING        ESTIMATED
                                          AMOUNT        FAIR VALUE         AMOUNT       FAIR VALUE
                                        -----------     -----------     -----------     -----------
ASSETS:
    Cash and short-term investments     $ 7,108,453     $ 7,108,453     $ 2,204,384     $ 2,204,384
    Securities available for sale         8,181,159       8,181,159       6,805,208       6,805,208
    Loans                                83,155,277      82,344,356      69,060,655      68,216,363
LIABILITIES:
    Deposits                             90,289,862      89,134,089      72,721,448      72,577,052
UNRECOGNIZED FINANCIAL INSTRUMENTS:
    Commitments to extend credit         11,178,168      11,178,168      10,328,000      10,328,000
    Standby letters of credit                30,000          30,000         216,000         216,000

P.    CREDIT RISK CONCENTRATION

      The Bank grants agribusiness, commercial and residential loans to customers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on the area's economic stability. The primary trade area for the Bank is that area within 50 miles in each direction.

      The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

      The Bank maintains its cash balances in one financial institution. Accounts at the financial institution are secured by The Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $1,466,250 at December 31, 2002.

Q.    OPERATING EXPENSES

      Components of other operating expenses greater than 1% of total interest income and other income for the periods ended December 31, 2002, 2001 and 2000 are:

                                    2002         2001         2000
                                  --------     --------     --------
Professional services             $ 44,837     $ 43,790     $ 35,625
Data processing services           148,986      124,267       73,230
Supplies / postage / printing       79,180       63,486       48,546
Equipment service and rent          72,539       66,725       63,140
ATM Expense                         67,029       46,151       32,739
Directors Fees                      61,300       50,570       24,000

R.    REGULATORY MATTERS

      The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2002, the most recent notification from the State Department of Banking and Finance categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. The Bank is currently preparing a capital plan to increase its capital to the level of being adequately capitalized. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

      The Bank's actual capital amounts and ratios are presented in the following table.

                                                                                       To Be Well Capitalized
                                              Actual                For Capital        Under Prompt Corrective
                                                                 Adequacy Purposes        Action Provisions

                                        Amount       Ratio        Amount       Ratio       Amount       Ratio
                                     ------------    -----    -------------    -----   -------------    -----
AS OF DECEMBER 31, 2002

Total Risk-Based Capital To
(Risk-Weighted Assets)               $  8,128,000    9.75%    $ 6,669,840 >    8.0%    $ 8,337,300 >    10.0%
                                                                          =                        =
Tier I Capital To
(Risk-Weighted Assets)                  7,205,000    8.64%      3,334,920 >    4.0%      5,002,380 >     6.0%
                                                                          =                        =

Tier I Capital To
(Average Assets)                        7,205,000    7.27%      3,962,720 >    4.0%     4,953,400  >     5.0%
                                                                          =                        =


AS OF DECEMBER 31, 2001

Total Risk-Based Capital To
(Risk-Weighted Assets)               $  6,411,000     9.0%    $ 5,679,440 >    8.0%    $ 7,099,300 >    10.0%
                                                                          =                        =

Tier I Capital To
(Risk-Weighted Assets)                  6,307,000     8.9%      2,839,720 >    4.0%      4,259,580 >     6.0%
                                                                          =                        =

Tier I Capital To
(Average Assets)                        6,307,000     8.1%      3,129,420 >    4.0%      3,911,550 >     5.0%
                                                                          =                        =

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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

T.   QUARTERLY DATA - UNAUDITED

                                                                      Years Ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                                         2002                                            2001
                                     ----------------------------------------------  -----------------------------------------------
                                      Fourth       Third      Second       First      Fourth       Third       Second       First
                                      Quarter     Quarter     Quarter     Quarter     Quarter     Quarter      Quarter     Quarter
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
Interest income                      $1,527,541  $1,559,012  $1,524,301  $1,395,992  $1,385,798  $1,444,012  $1,440,416  $1,422,804
Income expense                         (645,702)   (683,060)   (686,427)   (670,726)   (735,044)   (794,333)   (770,597)   (730,318)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
Net interest income                     881,839     875,952     837,874     725,266     650,754     649,679     669,819     692,486
  Less - provision for loan losses      (60,000)    (80,000)    (90,000)    (70,000)    (71,000)    (51,000)    (51,000)    (51,000)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
Net interest income after
  provision for loan loss               821,839     795,952     747,874     655,266     579,754     598,679     618,819     641,486
Noninterest income (charges)            147,260     153,628     130,478     113,151     123,646     120,110     106,998      95,117
Noninterest expenses                   (629,080)   (530,320)   (502,125)   (484,311)   (483,226)   (454,840)   (426,296)   (409,710)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
Income before income taxes              340,019     419,260     376,227     284,106     220,174     263,949     299,521     326,893
  Less - provision for income taxes    (116,532)   (153,691)   (128,454)   (106,742)    (61,534)   (111,310)   (111,865)   (106,580)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  -----------
Net Income                           $  223,487  $  265,569  $  247,773  $  177,364  $  158,640  $  152,639  $  187,656  $  220,313
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========  ===========
Earning per common share:
  Basic                              $     0.44  $     0.52  $     0.48  $     0.35  $     0.31  $     0.30  $     0.37  $     0.43
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========  ===========
  Diluted                            $     0.44  $     0.52  $     0.48  $     0.35  $     0.31  $     0.30  $     0.37  $     0.43
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========  ===========

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

U.    CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

      Condensed parent company financial information on Citizens Effingham Bancshares, Inc., is as follows:

      BALANCE SHEETS

                                                                        As of December 31,
                                                                    -------------------------
                                                                       2002           2001
                                                                    ----------     ----------
ASSETS
   Cash in subsidiary                                               $   53,986     $    5,211
   Investment in subsidiary, at equity in underlying net assets      7,401,281      6,410,896
   Income tax receivable                                                10,344         40,528
   Other current assets                                                  2,198          5,494
                                                                    ----------     ----------
       Total Assets                                                 $7,467,809     $6,462,129
                                                                    ==========     ==========

LIABILITY
   Due to subsidiary - income taxes                                 $    4,491     $    5,443
                                                                    ----------     ----------

SHAREHOLDERS' EQUITY:
   Common stock, $1 par value; authorized 1,000,000 shares,
       issued and outstanding 512,000 shares                           512,000        512,000
   Additional paid-in capital surplus                                4,608,000      4,608,000
   Retained earnings                                                 2,147,179      1,232,986
   Accumulated other comprehensive income                              196,139        103,701
                                                                    ----------     ----------
       Total shareholders' equity                                    7,463,318      6,456,687
                                                                    ----------     ----------
       Total Liabilities and Shareholders' Equity                   $7,467,809     $6,462,130
                                                                    ==========     ==========

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------

STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                 Years Ended December 31,
                                                               ---------------------------
                                                                   2002            2001
                                                               -----------     -----------
REVENUES -
    Dividend Income                                            $    28,000     $    15,000
OPERATING EXPENSES                                                  16,782          26,383
                                                               -----------     -----------
INCOME (LOSS) BEFORE TAXES AND EQUITY INCOME OF SUBSIDIARY          11,218         (11,383)
    Income tax benefit                                               5,029           8,627
                                                               -----------     -----------
INCOME BEFORE EQUITY INCOME OF SUBSIDIARY                           16,247          (2,756)
    Equity in undistributed income of subsidiary                   897,946         722,004
                                                               -----------     -----------
NET INCOME                                                         914,193         719,248
RETAINED EARNINGS, BEGINNING                                     1,232,986         513,738
                                                               -----------     -----------
RETAINED EARNINGS, ENDING                                      $ 2,147,179     $ 1,232,986
                                                               ===========     ===========


STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                              ------------------------
                                                                2002           2001
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                $ 914,193      $ 719,248
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Equity in undistributed income of subsidiary               (897,946)      (722,004)
    Net change in operating assets and liabilities:
     Accrued income and other assets                             33,480         18,009
     Accrued expenses and other liabilities                        (952)       (31,552)
                                                              ---------      ---------
      Net cash provided by (used in) operating activities        48,775        (16,299)
                                                              ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             48,775        (16,299)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    5,211         21,510
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  53,986      $   5,211
                                                              =========      =========

                                    PART III.

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

                  NAME (AGE)                       BUSINESS EXPERIENCE
                  ----------                       -------------------
            Harry Shearouse (56)             President, Chief Executive Officer of the Company
                                             and President of the Bank

            Jon G. Burns (50)                Owner and Operator of B&S Feed and Farm Supply

            Charles E. Hartzog (66)          Retired Bank Executive and Real Estate investor

            Philip M. Heidt (54)             Owner of Heidt Real Estate Services, Inc., which
                                             operates Century 21/Heidt Realty

            W. Harvey Kieffer (60)           Owner and Operator of Kieffer Carter
                                             Construction, Inc.

            C. Murray Kight (70)             Real Estate Developer

            Thomas C. Strickland, Jr. (60)   Owner and Operator of Strickland Funeral Home,
                                             Inc. and Real Estate Developer

            Mariben M. Thompson (62)         Real Estate and Diversified Investor

            Thomas O. Triplett, Sr. (67)     Retired Banker and Former Legislator

            J. Terrell Webb (72)             Retired Pharmacist

            H. Mitchell Weitman (56)         Pharmacist

            Wendel H. Wilson (58)            Certified Public Accountant, Managing Partner of
                                             Wilson & Kessler, C.P.A.

            ------------------------

The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table presents the total compensation of the Company paid during fiscal years 2002, 2001 and 2000 to its chief executive officer.

                               Annual Compensation

                                                          Other
                                                         Annual
                                    Salary    Bonus   Compensation
   Name and  Position       Year      ($)      ($)        (S)
-------------------------   ----    -------   -----   -------------
   Harry H. Shearouse,      2002    112,500   4,688      23,467 (1)
     President and  Chief   2001    103,053   4,700      25,541 (2)
     Executive Officer      2000     99,457   8,000           0 (3)

----------

(1) Consists of profit sharing, 401k match, auto allowance, insurance and director's fees.

(2) Consists of profit sharing, 401k match, auto allowance, insurance and director's fees.

(3) Information with respect to certain perquisites and other personal benefits has been omitted because the aggregate value of such items does not meet the minimum amount required for disclosure under SEC regulations. The Company has not awarded any restricted stock or long-term incentives accordingly; columns relating to these items have been omitted.

COMPENSATION OF DIRECTORS AND OFFICERS

During June 2002, the Board of Directors voted to start paying each director a retainer fee of $2,400 per year and $200 per monthly Board of Directors meeting effective July 2002. All outside directors are paid a fee of $100 per Loan Committee meeting.

OPTION GRANTS IN FISCAL YEAR 2002

The Company did not grant any options in fiscal year 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 15, 2003, by each director of the Company and all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

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

                                     Number      Percent
Name and Address                   Of Shares     Of Class
----------------                   ---------     --------

(A) DIRECTORS

Jon G. Burns
5829 Clyo Kildare Road
Newington, GA 30446                23,500 (1)      4.59%

Charles E. Hartzog
P.O. Box 433
Springfield, GA 31329               5,500          1.07%

Philip M. Heidt
2954 Springfield Egypt Road
Springfield, GA 31329               8,350 (2)      1.63%

W. Harvey Kieffer
308 Merion Road
Rincon, GA 31326                    1,210 (3)       .23%

C. Murray Kight
P.O. Box 323
Springfield, GA 31329              20,000          3.91%

Harry H. Shearouse (4)
610 Stillwell Road
Springfield, GA 31329              10,000          1.95%

                                     Number      Percent
Name and Address                   Of Shares     Of Class
----------------                   ---------     --------

Thomas C. Strickland, Jr.
P.O. Box 295
Springfield, GA 31329              16,850 (5)      3.29%

Mariben M. Thompson
P.O. Box 129
Guyton, GA 31312                    5,000          0.98%

Thomas O. Triplett, Sr.
400 Lake Tomacheechee Drive
Rincon, GA 31326                    5,000          0.98%

J. Terrell Webb
904 North Ash Street
Springfield, GA 31329              20,000 (6)      3.91%

H. Mitchell Weitman
P.O. Box 188
Springfield, GA 31329               5,000          0.98%

Wendel H. Wilson
930 Old Dixie Highway
Springfield, GA 31329               7,200 (7)      1.40%


(B) ALL DIRECTORS AND
EXECUTIVE OFFICERS AS A GROUP
(12 PERSONS)                      127,610         25.61%


(1) Consists of (i) 18,500 shares owned directly by Mr. Burns, and (ii) 5,000 shares owned by Mr. Burns' children.

(2) Consists of (i) 7,500 shares owned directly by Mr. Heidt, and (ii) 850 shares held by Mr. Heidt's spouse.

(3) Consists of (i) 710 shares owned directly by Mr. Kieffer and (ii) 500 shares held by Mr. Kieffer's spouse.

(4) Mr. Shearouse is the only executive officer of the Company.

(5) Consists of (i) 3,850 shares owned directly by Mr. Strickland, (ii) 6,950 shares held in an IRA account for the benefit of Mr. Strickland, (iii) 1,050 shares held in a profit sharing plan for the benefit of Mr. Strickland, (iv) 1,300 shares held by Mr. Strickland's spouse, (v) 270 shares held in an IRA account for the benefit of Mr. Strickland's spouse and (vi) 3,430 shares held in a profit sharing plan for the benefit of Mr. Strickland's spouse.

(6) Consists of (i) 15,000 shares owned directly by Mr. Webb and (ii) 5,000 shares held by Mr. Webb's spouse.

(7) Consists of (i) 7,000 shares owned directly by Mr. Wilson, (ii) 100 shares held in a trust in the name of Wendel H. Wilson as trustee for April Moore and
(iii) 100 shares held in a trust in the name of Wendel H. Wilson as trustee for Ashley R. Moore, all of which Mr. Wilson has voting authority.

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

21.1       Subsidiaries of Citizens Effingham Bancshares, Inc. (2)

24.1       Power of Attorney (appears on the signature pages to this Annual
           Report on Form 10-KSB).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------

            (1) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

            (2) Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 14. CONTROLS AND PROCEDURES

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and acting Chief Financial Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, Harry H. Shearouse, our Chief Executive Officer and acting Chief Financial Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CITIZENS EFFINGHAM BANCSHARES, INC.


                                     By: /s/ HARRY H. SHEAROUSE
                                        ----------------------------------------
                                             Harry H. Shearouse
                                             President, Chief Executive Officer,
                                             and acting Chief Financial Officer


                                     Date:   March 26, 2003


                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Harry H. Shearouse and his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                     Date
---------                                  -----                     ----
/s/Harry H. Shearouse           President, Chairman of the      March 26, 2003
---------------------           Board, Treasurer and Director
Harry H. Shearouse              (Principal Executive Officer
                                and Acting Principal Financial
                                and Accounting Officer)


/s/Joe G. Burns                 Director                        March 26, 2003
-----------------------
Jon G. Burns


/s/Charles E. Hartzog           Director                        March 26, 2003
---------------------
Charles E. Hartzog


/s/Philip M. Heidt              Director                        March 26, 2003
-----------------------
Philip M. Heidt


/s/W. Harvey Kieffer            Director                        March 26, 2003
--------------------
W. Harvey Kieffer


/s/C. Murray Kight              Director/Secretary              March 26, 2003
-----------------------
C. Murray Kight


/s/Thomas C. Strickland, Jr.    Director                        March 26, 2003
-----------------------------
Thomas C. Strickland, Jr.


/s/Mariben M. Thompson          Director                        March 26, 2003
----------------------
Mariben M. Thompson


/s/Thomas O. Triplett, Sr.      Director                        March 26, 2003
--------------------------
Thomas O. Triplett, Sr.


/s/J. Terrell Webb              Director                        March 26, 2003
-----------------------
J. Terrell Webb


/s/H. Mitchell Weitman          Director                        March 26, 2003
----------------------
H. Mitchell Weitman


/s/Wendel H. Wilson             Director                        March 26, 2003
-------------------
Wendel H. Wilson

                CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Harry H. Shearouse, the Chief Executive Officer and acting Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-KSB of Citizens Effingham Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ HARRY H. SHEAROUSE
-------------------------------------
Harry H. Shearouse
President / Chief Executive Officer
Acting Chief Financial Officer

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

      The Company intends to hold its annual meeting of shareholders on April 22, 2003. The Company is including its Proxy Statement and Annual Report to Shareholders.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT
------                            -------
3.1             Articles of Incorporation (1)

3.3             Bylaws (1)

4.1             Instruments Defining the Rights of Security Holders.
                See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

21.1            Subsidiaries of Citizens Effingham Bancshares, Inc. (2)

24.1            Power of Attorney (appears on the signature pages to this Annual
                Report on Form 10-KSB).

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(1) Incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2) Incorporated herein by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.