Form 10KSB/A
period 2002-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2003-04-15
CIK 1049489

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-KSB/A

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act
         For the transition period from                   to
                                        -----------------    -------------------

Commission file number                              333-07914
                       ---------------------------------------------------------


                     CITIZENS EFFINGHAM BANCSHARES, INC.
      -----------------------------------------------------------------
      (Exact Name of Small Business Issuer as Specified in Its Charter)

        GEORGIA                                               58-2357619
--------------------------                                    -----------
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

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                             ----

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          X        No
     ---------------       ---------------

Check if disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or an information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most fiscal year:  $6,551,363
                                                    ---------

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

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Format (check one):

 Yes                  No           X
      --------------       ----------------

Form 10-KSB/A has been filed to correct the inadvertent omission of the conforming signature on the opinion of the Independent Auditors' Report included in Item 7 - Financial Statements. All other information remains true, correct and unchanged.

ITEM 7.  FINANCIAL STATEMENTS

                       CITIZENS EFFINGHAM BANCSHARES, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
INDEPENDENT AUDITORS' REPORT..............................................   33

CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets............................................   34

   Consolidated Statements of Changes in Shareholders' Equity ............   35

   Consolidated Statements of Income......................................   36

   Consolidated Statements of Cash Flows..................................   37

   Notes to Consolidated Financial Statements.............................   38

[TJS LOGO]
                (THIGPEN, JONES, SEATON & CO., P.C. LETTERHEAD)

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



/s/ THIGPEN, JONES, SEATON & CO., PC


January 13, 2003
Dublin, Georgia

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                          As of December 31,
                                                                      -----------------------------
                                                                          2002            2001
                                                                      -------------    ------------
ASSETS
Cash and due from banks                                               $   5,186,453    $  2,204,384
Federal funds sold                                                        1,922,000              --
                                                                      -------------    ------------
   Total cash and cash equivalents                                        7,108,453       2,204,384
                                                                      =============    ============

Securities available for sale, at fair value                              8,181,159       6,805,208
Federal Home Loan Bank stock, restricted, at cost                           167,200         127,000

Loans, net of unearned income                                            83,155,277      69,060,655
Less, allowance for loan losses                                            (922,716)       (767,268)
                                                                      -------------    ------------
   Loans, net                                                            82,232,561      68,293,387
                                                                      -------------    ------------

Bank premises and equipment, net                                          1,898,931       1,714,687
Accrued interest receivable                                                 661,036         601,031
Other assets                                                                363,899         368,550
                                                                      -------------    ------------
   Total Assets                                                       $ 100,613,239    $ 80,114,247
                                                                      =============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing                                               $  11,479,250    $  7,588,459
   Interest bearing                                                      78,810,612      65,132,989
                                                                      -------------    ------------

    Total deposits                                                       90,289,862      72,721,448

Short-term borrowings                                                     2,500,000         457,000
Accrued interest payable                                                    302,478         407,025
Accrued expenses and other liabilities                                       57,581          72,087
                                                                      -------------    ------------
   Total liabilities                                                     93,149,921      73,657,560
                                                                      =============    ============

Shareholders' Equity:
   Common stock, $1 par value, authorized 20,000,000 shares, issued
      and outstanding 512,000 shares                                        512,000         512,000
   Paid-in capital surplus                                                4,608,000       4,608,000
   Retained earnings                                                      2,147,179       1,232,986
   Accumulated other comprehensive income                                   196,139         103,701
                                                                      -------------    ------------
      Total shareholders' equity                                          7,463,318       6,456,687
                                                                      -------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 100,613,239    $ 80,114,247
                                                                      =============    ============




           See Accompanying Notes to Consolidated Financial Statements

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                     ACCUMULATED
                                                        PAID-IN                         OTHER
                                           COMMON       CAPITAL         RETAINED    COMPREHENSIVE
                                            STOCK       SURPLUS         EARNINGS     INCOME (LOSS)       TOTAL
                                          --------     ----------     -----------   --------------    ----------
BALANCE, DECEMBER 31, 1999                $512,000     $4,608,000     $  (304,914)     $ (53,709)     $4,761,377
                                                                                                      ----------
  Comprehensive income:
    Net income                                  --             --         818,652             --         818,652
    Valuation allowance adjustment on
       securities available for sale            --             --              --         67,611          67,611
                                                                                                      ----------
         Total comprehensive income             --             --              --             --         886,263
                                          --------     ----------     -----------      ---------      ----------
BALANCE, DECEMBER 31, 2000                 512,000      4,608,000         513,738         13,902       5,647,640
  Comprehensive income:
    Net income                                  --             --         719,248             --         719,248
    Valuation allowance adjustment on
       securities available for sale            --             --              --         89,799          89,799
                                                                                                      ----------
         Total comprehensive income             --             --              --             --         809,047
                                          --------     ----------     -----------      ---------      ----------
BALANCE, DECEMBER 31, 2001                 512,000      4,608,000       1,232,986        103,701       6,456,687
  Comprehensive income:                                                                               ----------
    Net income                                  --             --         914,193             --         914,193
    Valuation allowance adjustment on
       securities available for sale            --             --              --         92,438          92,438
                                                                                                      ----------
         Total comprehensive income             --             --              --             --       1,006,631
                                          --------     ----------     -----------      ---------      ----------
BALANCE, DECEMBER 31, 2002                $512,000     $4,608,000     $ 2,147,179      $ 196,139      $7,463,318
                                          ========     ==========     ===========      =========      ==========



           See Accompanying Notes to Consolidated Financial Statements

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                       YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                  2002           2001           2000
                                                               ----------     ----------     ----------
INTEREST AND DIVIDEND INCOME:
  Interest and fees on loans                                   $5,596,557     $5,258,249     $4,487,893
  Income on federal funds sold                                     46,476        168,729        181,492
  Dividend income                                                   8,247          8,596             --
  Interest on investment securities:
    Taxable income                                                347,316        265,777        190,690
    Non-taxable income                                              8,250            275             --
                                                               ----------     ----------     ----------

       Total interest and dividend income                       6,006,846      5,701,626      4,860,075
                                                               ----------     ----------     ----------

INTEREST EXPENSE:
  Deposits                                                      2,614,229      3,030,267      2,195,957
  Short-term borrowings                                            71,686             25             --
                                                               ----------     ----------     ----------

         Total interest expense                                 2,685,915      3,030,292      2,195,957
                                                               ----------     ----------     ----------
  Net interest income before provision for loan losses          3,320,931      2,671,334      2,664,118
  Less - provision for loan losses                                300,000        224,000        274,000
                                                               ----------     ----------     ----------

       Net interest income after provision for loan losses      3,020,931      2,447,334      2,390,118
                                                               ==========     ==========     ==========

NONINTEREST INCOME:
  Service charges on deposit accounts                             389,635        327,344        256,137
  Other service charges, commissions and fees                     148,245         99,952         76,057
  Gain (loss) on calls of investment securities                        --          1,325             --
  Other income                                                      6,637          8,654          7,598
                                                               ----------     ----------     ----------

    Total noninterest income                                      544,517        437,275        339,792
                                                               ----------     ----------     ----------

NONINTEREST EXPENSE:
  Salaries                                                        865,161        718,192        620,150
  Employee benefits                                               175,641        141,625        100,929
  Net occupancy expense                                           122,640        104,014        104,552
  Equipment rental and depreciation of equipment                  193,928        174,379        159,108
  Other expenses                                                  788,466        635,862        475,171
                                                               ----------     ----------     ----------
    Total noninterest expense                                   2,145,836      1,774,072      1,459,910
                                                               ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                                      1,419,612      1,110,537      1,270,000
  Less - provision for income taxes                               505,419        391,289        451,348
                                                               ----------     ----------     ----------
Net Income                                                     $  914,193     $  719,248     $  818,652
                                                               ==========     ==========     ==========

EARNINGS PER SHARE:
   Basic                                                       $     1.79     $     1.40     $     1.60
                                                               ----------     ----------     ----------

   Diluted                                                     $     1.79     $     1.40     $     1.60
                                                               ----------     ----------     ----------


           See Accompanying Notes to Consolidated Financial Statements

               CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                  2002              2001              2000
                                                             ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    914,193      $    719,248      $    818,652
  Adjustments to reconcile net income to net
       cash provided by operating activities:
    Provision for loan losses                                     300,000           224,000           274,000
    Depreciation                                                  143,199           129,645           126,722
    (Gain) loss on sale of property                                    --                --               141
    (Gain) loss on sale of securities                                  --             1,325                --
    Net change in accrued income and other assets                 (55,354)          (44,400)         (313,176)
    Net change in accrued expenses and other liabilities         (166,675)           37,939           164,247
                                                             ------------      ------------      ------------
       Net cash provided by operating activities                1,135,363         1,067,757         1,070,586
                                                             ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in loans to customers                            (14,239,174)      (18,888,694)      (16,803,918)
  Purchase of available for sale securities                    (2,250,880)       (4,462,039)       (1,003,052)
  Proceeds from calls of available for sale securities          1,014,987         1,500,000                --
  Purchase of Federal Home Loan Bank stock                        (40,200)          (12,200)         (114,800)
  Property and equipment expenditures                            (327,441)          (32,555)           (2,774)
                                                             ------------      ------------      ------------
       Net cash used in investing activities                  (15,842,708)      (21,895,488)      (17,924,544)
                                                             ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in deposits                                       17,568,414        17,920,439        16,310,885
  Net change in short term borrowings                           2,043,000           457,000                --
                                                             ------------      ------------      ------------

       Net cash provided by financing activities               19,611,414        18,377,439        16,310,885
                                                             ------------      ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       4,904,069        (2,450,292)         (543,073)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    2,204,384         4,654,676         5,197,749
                                                             ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $  7,108,453      $  2,204,384      $  4,654,676
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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


         Earnings per common share have been computed based on the following:


                                                                            Years Ended December 31,
                                                                       ----------------------------------
                                                                         2002          2001         2000
                                                                       --------     --------     --------
         Net income                                                    $914,193     $719,248     $818,652
           Less - Preferred stock dividends                                  --           --           --
                                                                       --------     --------     --------
           Net income applicable to common stock                       $914,193     $719,248     $818,652
                                                                       ========     ========     ========
           Weighted average number of common shares outstanding         512,000      512,000      512,000
           Effect of dilutive options, warrants, etc                         --           --           --
                                                                       --------     --------     --------
           Average number of common shares outstanding
               used to calculate diluted earnings per common share      512,000      512,000      512,000
                                                                       ========     ========     ========

         13. COMPREHENSIVE INCOME - The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available - for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or shareholders' equity.

           The components of other comprehensive income and related tax effects are as follows:

                                                                         Years Ended December 31,
                                                                   -------------------------------------
                                                                     2002          2001           2000
                                                                   --------     ---------      ---------
         Unrealized holding gains (losses) on
           available-for-sale securities                           $140,058     $ 136,059      $ 102,441
         Less - Reclassification adjustment for (gains) losses
           realized in income                                            --        (1,325)            --
                                                                   --------     ---------      ---------
         Net unrealized gains (losses)                              140,058       134,734        102,441
         Tax effect                                                  47,620       (44,935)       (34,830)
                                                                   --------     ---------      ---------
         Net-of-tax amount                                         $ 92,438     $  89,799      $  67,611
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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002



         The book and market values of securities available for sale were:

                                                   AMORTIZED     UNREALIZED  UNREALIZED   ESTIMATED
                                                      COST          GAINS      LOSSES    MARKET VALUE
                                                   ----------    ----------  ----------  ------------
DECEMBER 31, 2002
Debt Securities
   U.S. Treasury and other government agencies     $7,633,979     $287,833     $1,013     $7,920,799
   State and Political subdivisions                   250,000       10,360         --        260,360
                                                   ----------     --------     ------     ----------
       Total                                       $7,883,979     $298,193     $1,013     $8,181,159
                                                   ==========     ========     ======     ==========

DECEMBER 31, 2001
Debt Securities
   U.S. Treasury and other government agencies     $6,398,085     $162,465     $   --     $6,560,550
   State and Political subdivisions                   250,000           --      5,342        244,658
                                                   ----------     --------     ------     ----------
       Total                                       $6,648,085     $162,465     $5,342     $6,805,208
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

                                                     AVAILABLE FOR SALE
                                              ---------------------------------
                                                                     Estimated
DECEMBER 31, 2002                             Amortized Cost       Market Value
                                              --------------       ------------
Non-mortgage backed securities:
 Due in one year or less                        $2,602,021          $2,651,922
 Due after one year through five years           4,031,958           4,277,335
 Due after five years through ten years          1,250,000           1,251,902
 Due after ten years                                    --                  --
                                                ----------          ----------
   Total                                        $7,883,979          $8,181,159
                                                ==========          ==========


                                                                     Estimated
DECEMBER 31, 2001                             Amortized Cost       Market Value
                                              --------------       ------------
Non-mortgage backed securities:
 Due in one year or less                        $  748,938          $1,017,600
 Due after one year through five years           5,899,147           5,787,608
 Due after five years through ten years                 --                  --
 Due after ten years                                    --                  --
                                                ----------          ----------
   Total                                        $6,648,085          $6,805,208
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

C.       LOANS

         The following is a summary of the loan portfolio by principal categories at December 31, 2002 and 2001:


                                                       2002                   2001
                                                  ------------           ------------
Mortgage loans on real estate:
   Residential 1-4 family                         $ 19,719,000           $ 16,496,000
   Commercial                                       23,354,000             19,178,000
   Construction                                     19,733,000             13,765,000
                                                  ------------           ------------
     Total mortgage loans on real estate            62,806,000             49,439,000
                                                  ------------           ------------

Commercial loans                                    11,848,000             10,935,000
                                                  ------------           ------------

Personal loans                                       8,501,277              8,686,655
                                                  ------------           ------------
     Subtotal                                       83,155,277             69,060,655
Less:
   Allowance for loan losses                          (922,716)              (767,268)
                                                  ------------           ------------
        Loans, net                                $ 82,232,561           $ 68,293,387
                                                  ============           ============

         Overdrafts included in loans were $31,535 and $3,711 at December 31, 2002 and 2001, respectively.

D.       ALLOWANCE FOR LOAN LOSSES

         A summary of changes in allowance for loan losses of the Company for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                          2002          2001          2000
                                                      -----------     ---------     ---------
Beginning Balance                                     $   767,268     $ 612,727     $ 481,035
Add - Provision for possible loan losses                  300,000       224,000       274,000
                                                      -----------     ---------     ---------
  Subtotal                                              1,067,268       836,727       755,035
                                                      -----------     ---------     ---------
Less:
  Loans charged off                                       180,224        93,843       153,334
  Recoveries on loans previously charged off              (35,672)      (24,384)      (11,026)
                                                      -----------     ---------     ---------
    Net loans charged off                                 144,552        69,459       142,308
                                                      -----------     ---------     ---------
Balance, end of year                                  $   922,716     $ 767,268     $ 612,727
                                                      ===========     =========     =========

         At December 31, 2002 and 2001, there were no loans on which the accrual of interest had been discontinued or reduced.

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


E.       BANK PREMISES AND EQUIPMENT

         The following is a summary of asset classifications and depreciable lives for the Bank as of December 31, 2002 and 2001.

                                                     USEFUL LIFE           2002               2001
                                                     -----------       -----------        -----------
Land                                                                   $   440,666        $    340,666
Banking house and improvements                          8-40             1,282,252           1,191,374
Equipment, furniture, and fixtures                      5-10               682,427             571,776
Vehicles                                                 5                  49,196              23,284
                                                                       -----------         -----------
  Total                                                                  2,454,541           2,127,100
Less - accumulated depreciation                                           (555,610)           (412,413)
                                                                       -----------         -----------
       Bank premises and equipment, net                                $ 1,898,931         $ 1,714,687
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

         Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2002, pertaining to banking premises and equipment, future minimum rent commitments under various leases are as follows:

          2002                                                $  57,523
          2003                                                   63,276
          2004                                                   68,732
          2005                                                       --
          2006 and thereafter                                        --
                                                              ---------
             Total Future Minimum Rent Commitments            $ 189,531
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

         The Bank is required to maintain a minimum investment in FHLB stock of $167,200 while the advance agreement is in effect.

H.       INCOME TAXES

         The provision for income taxes for the year ended December 31, 2002, 2001 and 2000 are as follows:

                                                 2002           2001           2000
                                              ---------      ---------      ---------
Current tax expense                           $ 533,719      $ 445,545      $ 453,093
Deferred tax benefit                            (28,300)       (54,256)        (1,745)
                                              ---------      ---------      ---------

     Net provision for income tax expense     $ 505,419      $ 391,289      $ 451,348
                                              =========      =========      =========

     Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  2002            2001            2000
                                                               ---------       ---------       ---------

Tax on pretax income at statutory rate                         $ 482,668       $ 377,583       $ 431,800
Benefit of graduated tax rates                                        --              --              --
Benefit of realized net operating loss carryovers                     --              --          12,566
State income tax, net of federal tax benefit                      33,204          24,995          29,591
Provision for federal alternative minimum tax                         --              --              --
Non-deductible business meals and entertainment                      760             662             439
Non-deductible interest expense to carry tax-exempt income         3,213           3,437           1,862
Non-deductible social club dues                                    2,139           1,983           2,190
Tax-exempt income                                                 (2,805)            (94)             --
Effect of deferred tax attributes                                (13,760)        (17,277)        (27,100)
                                                               ---------       ---------       ---------
Total                                                          $ 505,419       $ 391,289       $ 451,348
                                                               =========       =========       =========
Net effective tax rate                                              35.6%           32.3%           34.6%
                                                                    ====            ====            ====

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

                                                          CONTRACT OR AMOUNT
                                                          ------------------
Financial instruments whose contract amount
     represent credit risk:
     Commitments to extend credit                          $     11,178,168
     Standby letters of credit                                       30,000
                                                           ----------------
          Total                                            $     11,208,168
                                                           ================

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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


N.       DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS

         Interest and Income Taxes - Cash paid during the period for interest and income taxes was as follows:

                                                       2002           2001           2000
                                                    ---------     ----------     ----------
 Interest on deposits and borrowings               $2,790,462     $2,983,753     $2,019,431
                                                   ==========     ==========     ==========
 Income taxes, net                                 $  503,535     $  475,667     $  463,461
                                                   ==========     ==========     ==========


Other Noncash Transactions - Noncash transactions relating to investing and financing activities were as follows:

                                                        2002           2001           2000
                                                    ----------     ----------     ----------
 Changes in unrealized gain/loss on investments     $   92,438     $   89,799     $   67,611
                                                    ==========     ==========     ==========

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

Q.       OPERATING EXPENSES

         Components of other operating expenses greater than 1% of total interest income and other income for the periods ended December 31, 2002, 2001 and 2000 are:

                                              2002           2001           2000
                                            --------       --------       -------
           Professional services            $ 44,837       $ 43,790       $35,625
           Data processing services          148,986        124,267        73,230
           Supplies / postage / printing      79,180         63,486        48,546
           Equipment service and rent         72,539         66,725        63,140
           ATM Expense                        67,029         46,151        32,739
           Directors Fees                     61,300         50,570        24,000

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

                                                                                     TO BE WELL CAPITALIZED
                                        ACTUAL                   FOR CAPITAL         UNDER PROMPT CORRECTIVE
                                                              ADEQUACY PURPOSES         ACTION PROVISIONS
                                 AMOUNT         RATIO        AMOUNT         RATIO      AMOUNT          RATIO
                              -----------       -----     -------------     -----   ------------       ------
AS OF DECEMBER 31, 2002
Total Risk-Based Capital To
(Risk-Weighted Assets)        $ 8,128,000        9.75%     $ 6,669,840 >     8.0%   $ 8,337,300 >      10.0%
                                                                       -                        -
Tier I Capital To
(Risk-Weighted Assets)          7,205,000        8.64%       3,334,920 >     4.0%     5,002,380 >       6.0%
                                                                       -                        -

Tier I Capital To
(Average Assets)                7,205,000        7.27%       3,962,720 >     4.0%     4,953,400 >       5.0%
                                                                       -                        -

AS OF DECEMBER 31, 2001

Total Risk-Based Capital To
(Risk-Weighted Assets)        $ 6,411,000        9.0%      $ 5,679,440 >     8.0%   $ 7,099,300 >      10.0%
                                                                       -                        -

Tier I Capital To
(Risk-Weighted Assets)          6,307,000        8.9%        2,839,720 >     4.0%     4,259,580 >       6.0%
                                                                       -                        -

Tier I Capital To
(Average Assets)                6,307,000        8.1%        3,129,420 >     4.0%     3,911,550 >       5.0%
                                                                       -                        -

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

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002



T.       QUARTERLY DATA - UNAUDITED


                                                                     YEARS ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------------------------------
                                                    2002                                                2001
                              -------------------------------------------------   -------------------------------------------------

                                FOURTH        THIRD       SECOND        FIRST        FOURTH       THIRD        SECOND       FIRST
                                QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER       QUARTER     QUARTER
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Interest income               $1,527,541   $1,559,012   $1,524,301   $1,395,992   $1,385,798   $1,444,012   $1,440,416   $1,422,804
Income expense                  (645,702)    (683,060)    (686,427)    (670,726)    (735,044)    (794,333)    (770,597)    (730,318)
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net interest income              881,839      875,952      837,874      725,266      650,754      649,679      669,819      692,486
 Less - provision for
  loan losses                    (60,000)     (80,000)     (90,000)     (70,000)     (71,000)     (51,000)     (51,000)     (51,000)
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net interest income after
 provision for loan loss         821,839      795,952      747,874      655,266      579,754      598,679      618,819      641,486
Noninterest income (charges)     147,260      153,628      130,478      113,151      123,646      120,110      106,998       95,117
Noninterest expenses            (629,080)    (530,320)    (502,125)    (484,311)    (483,226)    (454,840)    (426,296)    (409,710)
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Income before income taxes       340,019      419,260      376,227      284,106      220,174      263,949      299,521      326,893
 Less - provision for
  income taxes                  (116,532)    (153,691)    (128,454)    (106,742)     (61,534)    (111,310)    (111,865)    (106,580)
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Net Income                    $  223,487   $  265,569   $  247,773   $  177,364   $  158,640   $  152,639   $  187,656   $  220,313
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Earning per common share:
   Basic                      $     0.44   $     0.52   $     0.48   $     0.35   $     0.31   $     0.30   $     0.37   $     0.43
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
   Diluted                    $     0.44   $     0.52   $     0.48   $     0.35   $     0.31   $     0.30   $     0.37   $     0.43
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002



U.       CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

         Condensed parent company financial information on Citizens Effingham Bancshares, Inc., is as follows:

         BALANCE SHEETS

                                                       AS OF DECEMBER 31,
                                                    -----------------------
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
                                                    ==========   ==========

                  CITIZENS EFFINGHAM BANCSHARES AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                             Years Ended December 31,
                                                             -------------------------
                                                                2002          2001
                                                             ----------   -----------
REVENUES -
   Dividend Income                                           $   28,000   $    15,000

Operating Expenses                                               16,782        26,383
                                                             ----------   -----------
INCOME (LOSS) BEFORE TAXES AND EQUITY INCOME OF SUBSIDIARY       11,218       (11,383)
   Income tax benefit                                             5,029         8,627
                                                             ----------   -----------

INCOME BEFORE EQUITY INCOME OF SUBSIDIARY                        16,247        (2,756)
   Equity in undistributed income of subsidiary                 897,946       722,004
                                                             ----------   -----------
NET INCOME                                                      914,193       719,248
RETAINED EARNINGS, BEGINNING                                  1,232,986       513,738
                                                             ----------   -----------
RETAINED EARNINGS, ENDING                                    $2,147,179   $ 1,232,986
                                                             ==========   ===========


STATEMENTS OF CASH FLOWS

                                                             Years Ended December 31,
                                                             -------------------------
                                                                2002          2001
                                                             ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  914,193   $   719,248

   Adjustments to reconcile net income to net cash

     provided by (used in) operating activities:

   Equity in undistributed income of subsidiary                (897,946)     (722,004)

   Net change in operating assets and liabilities:

     Accrued income and other assets                             33,480        18,009

     Accrued expenses and other liabilities                        (952)      (31,552)
                                                             ----------   -----------
        Net cash provided by (used in) operating activities      48,775       (16,299)
                                                             ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             48,775       (16,299)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    5,211        21,510
                                                             ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   53,986   $     5,211
                                                             ==========   ===========

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CITIZENS EFFINGHAM BANCSHARES, INC.



                               By:      /s/Harry H. Shearouse
                                        ---------------------------
                                        Harry H. Shearouse
                                        President, Chief Executive Officer,
                                        and acting Chief Financial Officer


                               Date:    April 14, 2003
                                     --------------------------------------

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