Form 10QSB
period 2003-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2003-05-15
CIK 1049489

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB



[X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[ ]      Transition report under Section 13 or 15 (d) of the Exchange Act For
         the transition period from                    to
                                    ------------------    -------------------

Commission file number     333-07914
                       --------------------------------------------------------


                       CITIZENS EFFINGHAM BANCSHARES, INC.
                      ------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

   GEORGIA                                                    58-2357619
--------------------------------                          --------------------
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

Yes        X         No
     ---------------     ------------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 31, 2003


Transitional Small Business Disclosure Format (check one):

 Yes                  No          X
      --------------       -------------------

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

        Consolidated Balance Sheets (unaudited) - March 31, 2003 and
        December 31, 2002.                                                                  2

        Consolidated Statements of Income (unaudited) - For the Three Months
        Ended March 31, 2003 and 2002.                                                      3

        Consolidated Statements of Cash Flows (unaudited) - For the Three Months
        Ended March 31, 2003 and 2002.                                                      4

        Notes to Consolidated Financial Statements (unaudited)                              5

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                               6

ITEM 3. Controls and Procedures                                                             9

PART II: OTHER INFORMATION                                                                 10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

               Citizens Effingham Bancshares, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002
                                   (Unaudited)


                                                                                 March 31,             December 31,
             Assets                                                                2003                     2002
                                                                               -------------           -------------
   Cash and due from banks                                                     $   5,532,623           $   5,186,453
   Federal funds sold                                                              3,637,000               1,922,000
                                                                               -------------           -------------
       Total cash and cash equivalents                                             9,169,623               7,108,453
                                                                               -------------           -------------
   Securities available for sale, at fair value                                    8,638,260               8,181,159
   Federal Home Loan Bank stock, restricted, at cost                                 198,800                 167,200
   Loans, net of unearned income                                                  86,670,256              83,155,277
   Less - allowance for loan losses                                               (1,022,959)               (922,716)
                                                                               -------------           -------------
       Loans, net                                                                 85,647,297              82,232,561
                                                                               -------------           -------------
   Bank premises and equipment, less accumulated depreciation                      1,930,694               1,898,931
   Accrued interest receivable                                                       602,629                 661,036
   Other assets and accrued income                                                   369,100                 363,899
                                                                               -------------           -------------
          Total Assets                                                         $ 106,556,403           $ 100,613,239
                                                                               =============           =============
Labilities and Shareholders' Equity
   Deposits:
     Non-interest bearing demand                                               $  13,534,324           $  11,479,250
     Interest-bearing demand                                                      82,388,062              78,810,612
                                                                               -------------           -------------
       Total deposits                                                             95,922,386              90,289,862
   Accrued interest payable                                                          309,634                 302,478
   Other borrowed funds                                                            2,483,333               2,500,000
   Accrued expenses and other liabilities                                            165,066                  57,581
                                                                               -------------           -------------
      Total liabilities                                                           98,880,419              93,149,921
                                                                               -------------           -------------
   Shareholders' Equity
     Common stock, $1 par value, authorized 20,000,000 shares, issued
        and outstanding 512,000 shares                                               512,000                 512,000
     Paid-in capital surplus                                                       4,608,000               4,608,000
     Retained earnings                                                             2,385,383               2,147,179
     Accumulated other comprehensive income                                          170,601                 196,139
                                                                               -------------           -------------
      Total shareholders' equity                                                   7,675,984               7,463,318
                                                                               -------------           -------------
         Total Liabilities and Shareholders' Equity                            $ 106,556,403           $ 100,613,239
                                                                               =============           =============

               Citizens Effingham Bancshares, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                       Three Months Ended
                                                                           March 31,
                                                                    2003                2002
                                                                 ----------          ----------
Interest Income:
  Interest and fees on loans                                     $1,377,734          $1,301,778
  Income on federal funds sold                                       11,180               6,288
  Interest on securities                                             97,160              87,926
                                                                 ----------          ----------
    Total interest income                                         1,486,074           1,395,992
                                                                 ----------          ----------
Interest Expense:
  Interest on NOW and money market deposits                         117,355             101,850
  Interest on savings deposits                                        2,750               2,838
  Interest on time deposits                                         431,842             561,770
  Other interest income                                              20,365               4,268
                                                                 ----------          ----------
    Total interest expense                                          572,312             670,726
                                                                 ----------          ----------
  Net interest income before loan losses                            913,762             725,266
  Less - provision for loan losses                                   90,000              70,000
                                                                 ----------          ----------
    Net interest income after provision for loan losses             823,762             655,266
                                                                 ----------          ----------

Other Operating Income:
  Service charges on deposit accounts                               100,449              84,551
  Other service charges, commissions and fees                        42,568              26,822
  Other income                                                        1,875               1,778
                                                                 ----------          ----------
    Total other operating income                                    144,892             113,151
                                                                 ----------          ----------

Other Operating Expense:
  Salaries                                                          245,476             202,383
  Employee benefits                                                  50,679              37,280
  Net occupancy expenses                                             25,947              29,306
  Equipment rental and depreciation of equipment                     50,568              46,082
  Other expenses                                                    225,272             169,260
                                                                 ----------          ----------
    Total other operating expenses                                  597,942             484,311
                                                                 ----------          ----------

Income Before Income Taxes                                          370,712             284,106
  Income tax provision                                              132,508             106,742
                                                                 ----------          ----------
Net Income                                                       $  238,204          $  177,364
                                                                 ==========          ==========

Income Per Share*                                                $     0.47          $     0.35
                                                                 ==========          ==========


 * Net Income / weighted average outstanding shares of 512,000.

               Citizens Effingham Bancshares, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                     2003                  2002
                                                                                 -----------           -----------
 Cash Flows from Operating Activities:
   Net income                                                                    $   238,204           $   177,364
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                        90,000                70,000
     Depreciation                                                                     38,448                32,151
     Changes in accrued income and other assets                                       53,206                41,454
     Changes in accrued expenses and other liabilities                               127,797               (66,920)
                                                                                 -----------           -----------
       Net cash provided by operating activities                                     547,655               254,049
                                                                                 -----------           -----------
 Cash Flows from Investing Activities:
   Net change in loans made to customers                                          (3,504,736)           (3,640,673)
   Purchase of securities available for sale                                      (1,250,000)                   --
   Purchase of Federal Home Loan Bank stock                                          (31,600)              (40,200)
   Proceeds from calls/maturities of securities available for sale                   754,205                 3,863
   Purchases of property and equipment                                               (70,211)              (85,202)
                                                                                 -----------           -----------
       Net cash used in investing activities                                      (4,102,342)           (3,762,212)
                                                                                 -----------           -----------
 Cash Flows from Financing Activities:
   Net change in deposits                                                          5,632,524             6,226,273
   Payments of federal funds purchased                                                    --              (457,000)
   Proceeds from short-term borrowings                                                    --             1,000,000
   Payments on short-term borrowings                                                 (16,667)            1,500,000
                                                                                 -----------           -----------
       Net cash provided by financing activities                                   5,615,857             8,269,273
                                                                                 -----------           -----------
 Net Increase in Cash and Cash Equivalents                                         2,061,170             4,761,110
 Cash and Cash Equivalents, Beginning of Year                                      7,108,453             2,204,384
                                                                                 -----------           -----------
 Cash and Cash Equivalents, End of Year                                          $ 9,169,623           $ 6,965,494
                                                                                 ===========           ===========

 Supplement cash flow information:
 Cash paid for interest                                                          $   565,156           $   707,367
                                                                                 ===========           ===========

 Cash paid for income taxes                                                      $        --           $    78,535
                                                                                 ===========           ===========

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and
         Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)      OTHER COMPREHENSIVE INCOME

         During the three months ended March 31, 2003, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2002 follows:


         Accumulated other comprehensive income at December 31, 2002          $ 196,139

         Other comprehensive income, net of tax:
           Change in unrealized gain (loss)
             on securities available tor sale, net
             of deferred income tax of $13,156                                  (25,538)
           Less: Reclassification adjustment for (gains) losses
                  realized in net income                                             --
                                                                              ---------
                                                                                (25,538)
                                                                              ---------
         Accumulated other comprehensive income at March 31, 2003             $ 170,601
                                                                              =========


(3)      SUPPLEMENTAL FINANCIAL DATA

         Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2003 and 2002 are:

                                        Three Months Ended
                                           March 31,
                                     2003              2002
                                    -------          --------
         Data Processing            $40,519          $ 38,940
         Supplies/Printing          $20,529          $ 19,441
         Directors' Fees            $19,440          $ 12,300
         ATM Expense                $19,591          $ 14,413

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                For Each of the Three Months in the Period Ended
                             March 31, 2003 and 2002


INTERIM FINANCIAL CONDITION

Citizens Effingham Bancshares, Inc. (the "Company") reported total assets of $106,556,403 as of March 31, 2003, compared to $100,613,239 at December 31,
2002. The most significant change in the composition of assets was an increase in loans from $83,155,277 to $86,670,256. Also, additional Federal Home Loan Bank stock was purchased during the first quarter at a cost of $31,600.

LIQUIDITY

The Bank's liquid assets as a percentage of total deposits were 9.6% at March 31, 2003, compared to 7.9% at December 31, 2002. The Company has approximately $3,500,000 in available federal fund lines of credit with correspondent banks. The Company had $2,483,333 and $2,500,000 advanced on these lines as of March 31, 2003 and December 31, 2002, respectively. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

CAPITAL

The capital of the Company totaled $7,675,984 as of March 31, 2003. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders' equity, less certain intangibles. The Bank's Tier 1 leverage ratio was 7.32% at March 31, 2003, compared to 7.27% at December 31, 2002. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2003, the Bank had a risk-weighted total capital ratio of 9.7% compared to 9.7% at December 31, 2002, and a Tier I risk-weighted capital ratio of 8.5%, compared to 8.6% at December 31, 2002. The decrease is primarily caused by the continued growth in the loans.

ASSET QUALITY

Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $220,000 at March 31, 2003, an increase of $204,000 from December 31, 2002. There were no related party loans which were considered nonperforming at March 31, 2003. The composition of the nonperforming assets is presented in the following table:

                                                      March 31,        December 31,
                                                        2003              2002
                                                      --------           -------
Loans on nonaccrual                                   $     --           $16,000
Loans greater than 90 days past due                    215,000                --
Other real estate owned                                     --                --
Other repossessed collateral                             5,000                --
                                                      --------           -------
    Total nonperforming assets                        $220,000           $16,000
                                                      ========           =======
Total nonperforming assets as a percentage
of total loans (gross) and other real estate              0.26%             0.10%
                                                      ========           =======

The allowance for loan losses totaled $1,022,959 at March 31, 2003, a net increase of $100,243 from December 31, 2002. The allowance for loan losses represented 1.2% and 1.1% of total loans at March 31, 2003 and December 31, 2002, respectively. An analysis of the allowance for loan losses since December 31, 2002 follows:

Allowance for loan losses at December 31, 2002                      $  922,716
Charge-offs:
    Commercial                                                           8,000
    Real Estate                                                             --
    Installment                                                             --
                                                                    ----------

       Total                                                             8,000
                                                                    ----------

Recoveries:
    Commercial                                                           7,000
    Real Estate                                                             --
    Installment                                                         11,243
                                                                    ----------

       Total                                                            18,243
                                                                    ----------

Provision charged to income                                             90,000
                                                                    ----------

Allowance for loan losses at March 31, 2003                         $1,022,959
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

The Bank was most recently examined by its primary regulatory authority in October 2002. There were no recommendations by the regulatory authority that in management's opinion will have material effects on the Bank's liquidity, capital resources or operations.

INVESTMENT SECURITIES

At March 31, 2003, the Bank had $8,638,260 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $170,601 on March 31, 2003. During the period ended March 31, 2003, the bank purchased $1,250,000 in investment securities available for sale. Also, as of March 31, 2003, the maturities and calls of investment securities totaled $754,205, resulting in neither a gain or a loss. The bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

RESULTS OF OPERATIONS

Net interest income for the first three months of 2003 was $823,762, an increase of $168,496 (26.0%) compared to the same period for 2002. Interest income for the first three months of 2003 was $1,486,074, representing an increase of 90,082 (6.4%) over the same period in 2002. The increase in interest income was due to a increase in loans. Interest expense for the first three months of 2003 decreased $98,414 (14.7%) compared to the same period in 2002. The decrease in interest expense is primarily due to a decrease in average interest rates charged to interest bearing deposits.

Amounts charged to expense related to the allowance for loan losses for the first three months of 2003 and 2002 were $90,000 and $70,000, respectively.

Other operating income for the first three months of 2003 was $144,892, an increase of $31,741 (28.0%) compared to the same period in 2002. The increase is primarily attributable to an increase in service charges on deposit accounts of $15,898 (18.8%) due to an increase in the number of accounts and deposit activity.

Other operating expenses for the first three months of 2003 were $597,942, an increase of $113,631 (23.5%) compared to the same period for 2002. The increase is primarily attributable to an increase of employee salaries and benefits of $56,492 (23.6%) and an increase in other expenses of $56,012 (33.1%).

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
                         Item 3. Controls and Procedures
                    For the Three Months Ended March 31, 2003



Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
                           Part II. Other Information
                    For the Three Months Ended March 31, 2003


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

         (b)      Not Applicable

Item 3. Defaults Upon Senior Securities

         Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

         There were no matters submitted to security holders for a vote during the three months ended March 31, 2003.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K.

         A. There have been no reports filed on form 8-K for the three months ended March 31, 2003.

         B.       Exhibit 99.1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.


/s/Harry H. Shearouse
---------------------

Harry H. Shearouse
President and Chief Executive Officer


Date:  May 7, 2003

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary
           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                    For the Three Months Ended March 31, 2003

I, Harry H. Shearouse, President/Chief Executive Officer, certify that:

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

         b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 7, 2003

/s/Harry H. Shearouse
---------------------

Harry H. Shearouse
President and Chief Executive Officer

                       Citizens Effingham Bancshares, Inc.
                                 and Subsidiary


         In connection with the Quarterly Report of Citizens Effingham Bancshares, Inc. and Subsidiary (the "Company") on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harry H. Shearouse, President and Chief Executive Officer, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) To the best of my knowledge, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) To the best of my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

May 7, 2003


/s/Harry H. Shearouse
---------------------
Harry H. Shearouse
President and Chief Executive Officer