Form 10QSB
period 2003-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2003-08-14
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

Commission file number 333-07914

CITIZENS EFFINGHAM BANCSHARES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	58-2357619

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at June 30, 2003

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Citizens Effingham Bancshares, Inc.
and Subsidiary

INDEX

PAGE
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham
Consolidated Balance Sheets (unaudited) —June 30, 2003 and December 31, 2002	2
Consolidated Statements of Income (unaudited) — For the Three Months Ended June 30, 2003 and 2002 and For the Six Months Ended June 30, 2003 and 2002	3
Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended June 30, 2003 and 2002	4
Notes to Consolidated Financial Statements (unaudited)	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
ITEM 3. Controls and Procedures	9
PART II: OTHER INFORMATION	10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Unaudited)

	June 30,	December 31,
	2003	2002

	Assets
Cash and due from banks	$5,361,945	$5,186,453
Federal funds sold	6,346,000	1,922,000

Total cash and cash equivalents	11,707,945	7,108,453

Securities available for sale, at fair value	7,072,558	8,181,159
Federal Home Loan Bank stock, restricted, at cost	198,800	167,200
Loans, net of unearned income	87,560,619	83,155,277
Less — allowance for loan losses	(1,132,778)	(922,716)

Loans, net	86,427,841	82,232,561

Bank premises and equipment, less accumulated depreciation	1,901,296	1,898,931
Accrued interest receivable	605,182	661,036
Other assets and accrued income	299,576	363,899

Total Assets	$108,213,198	$100,613,239

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing demand	$12,537,811	$11,479,250
Interest-bearing demand	84,887,876	78,810,612

Total deposits	97,425,687	90,289,862
Accrued interest payable	310,415	302,478
Other borrowed funds	2,433,333	2,500,000
Accrued expenses and other liabilities	56,287	57,581

Total liabilities	100,225,722	93,149,921

Shareholders’ Equity
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	2,671,855	2,147,179
Accumulated other comprehensive income	195,621	196,139

Total shareholders’ equity	7,987,476	7,463,318

Total Liabilities and Shareholders’ Equity	$108,213,198	$100,613,239

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended June 30, 2003 and 2002
and For The Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest Income:
Interest and fees on loans	$1,435,084	$1,424,223	$2,812,818	$2,726,001
Income on federal funds sold	10,453	13,334	21,633	19,622
Interest on securities	97,689	86,744	194,849	174,670

Total interest income	1,543,226	1,524,301	3,029,300	2,920,293

Interest Expense:
Interest on NOW and money market deposits	123,910	122,790	241,265	224,640
Interest on savings deposits	3,203	3,228	5,953	6,066
Interest on time deposits	404,336	533,134	836,178	1,094,904
Other interest expense	21,414	27,275	41,779	31,543

Total interest expense	552,863	686,427	1,125,175	1,357,153

Net interest income before loan losses	990,363	837,874	1,904,125	1,563,140
Less — provision for loan losses	90,000	90,000	180,000	160,000

Net interest income after provision for loan losses	900,363	747,874	1,724,125	1,403,140

Other Operating Income:
Service charges on deposit accounts	113,692	91,041	214,141	175,592
Other service charges, commissions and fees	36,685	35,271	79,253	62,093
Other income	1,636	4,166	3,511	5,944

Total other operating income	152,013	130,478	296,905	243,629

Other Operating Expense:
Salaries	259,393	210,119	504,869	412,502
Employee benefits	51,139	39,719	101,818	76,999
Net occupancy expenses	26,342	30,712	52,289	60,018
Equipment rental and depreciation of equipment	54,966	46,955	105,534	93,037
Other expenses	216,587	174,620	441,859	343,880

Total other operating expenses	608,427	502,125	1,206,369	986,436

Income Before Income Taxes	443,949	376,227	814,661	660,333
Income tax provision	157,477	128,454	289,985	235,196

Net Income	$286,472	$247,773	$524,676	$425,137

Income Per Share*	$0.56	$0.48	$1.02	$0.83

•     Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities:
Net income	$524,676	$425,137
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180,000	160,000
Depreciation	76,922	66,046
Changes in accrued income and other assets	120,444	62,136
Changes in accrued expenses and other liabilities	6,643	(50,597)

Net cash provided by operating activities	908,685	662,722

Cash Flows from Investing Activities:
Net change in loans made to customers	(4,375,280)	(7,847,958)
Purchase of securities available for sale	(1,796,554)	(247,590)
Purchase of Federal Home Loan Bank stock	(31,600)	(40,200)
Proceeds from calls/maturities of securities available for sale	2,904,370	260,949
Purchases of property and equipment	(79,287)	(107,601)

Net cash used in investing activities	(3,378,351)	(7,982,400)

Cash Flows from Financing Activities:
Net change in deposits	7,135,825	10,221,372
Payments of federal funds purchased	—	(457,000)
Proceeds from short-term borrowings	—	1,000,000
Payments on short-term borrowings	(66,667)	1,500,000

Net cash provided by financing activities	7,069,158	12,264,372

Net Increase in Cash and Cash Equivalents	4,599,492	4,944,694
Cash and Cash Equivalents, Beginning of Year	7,108,453	2,204,384

Cash and Cash Equivalents, End of Year	$11,707,945	$7,149,078

Supplement cash flow information:
Cash paid for interest	$1,117,238	$1,406,943

Cash paid for income taxes	$295,200	$202,535

Citizens Effingham Bancshares, Inc.
and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)	Other Comprehensive Income

During the six months ended June 30, 2003, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2002 follows:

Accumulated other comprehensive income at December 31, 2002	$196,139
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale, net of deferred income tax of $267	(518)
Less: Reclassification adjustment for (gains) losses realized in net income	—

(518)

Accumulated other comprehensive income at June 30, 2003	$195,621

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2003 and 2002 are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Data Processing	$38,076	$29,619	$78,595	$68,559
Supplies/Printing	$15,137	$21,121	$35,666	$40,562
Directors’ Fees	$19,100	$13,700	$38,540	$26,000
ATM Expense	$20,772	$15,821	$40,363	$30,234

Citizens Effingham Bancshares, Inc.
and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Period Ended
June 30, 2003 and 2002

Interim Financial Condition

Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $108,213,198 as of June 30, 2003, compared to $100,613,239 at December 31, 2002. The most significant change in the composition of assets was an increase in loans from $83,155,277 to $87,560,619. Also, additional Federal Home Loan Bank stock was purchased during the first quarter at a cost of $31,600.

Liquidity

The Bank’s liquid assets as a percentage of total deposits were 14.13% at June 30, 2003, compared to 7.9% at December 31, 2002. The Company has approximately $3,500,000 in available federal fund lines of credit with correspondent banks, no advances were outstanding on these lines as of June 30, 2003 and December 31, 2002. The Company also has approximately $10,800,000 in an available line of credit with the Federal Home Loan Bank. The Company had $2,433,333 and $2,500,000 advanced on these lines as of June 30, 2003 and December 31, 2002, respectively. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

The capital of the Company totaled $7,987,476 as of June 30, 2003. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 7.46% at June 30, 2003, compared to 7.27% at December 31, 2002. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2003, the Bank had a risk-weighted total capital ratio of 9.95% compared to 9.7% at December 31, 2002, and a Tier I risk-weighted capital ratio of 8.7%, compared to 8.6% at December 31, 2002. The decrease is primarily caused by the continued growth in the loans.

Asset Quality

Nonperforming assets which includes nonaccruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $297,000 at June 30, 2003, an increase of $281,000 from December 31, 2002. There were no related party loans which were considered nonperforming at June 30, 2003. The composition of the nonperforming assets is presented in the following table:

Citizens Effingham Bancshares, Inc.
and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Period Ended
June 30, 2003 and 2002

	June 30,	December 31,
	2003	2002

Loans on nonaccrual	$—	$16,000
Loans greater than 90 days past due	279,000	—
Other real estate owned	18,000	—
Other repossessed collateral	—	—

Total nonperforming assets	$297,000	$16,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.34%	0.10%

The allowance for loan losses totaled $1,132,778 at June 30, 2003, a net increase of $210,062 from December 31, 2002. The allowance for loan losses represented 1.3% and 1.1% of total loans at June 30, 2003 and December 31, 2002, respectively. An analysis of the allowance for loan losses since December 31, 2002 follows:

Allowance for loan losses at December 31, 2002	$922,716
Charge-offs:
Commercial	8,396
Real Estate	1,285
Installment	7,367

Total	17,048

Recoveries:
Commercial	27,016
Real Estate	—
Installment	20,094

Total	47,110

Provision charged to income	180,000

Allowance for loan losses at June 30, 2003	$1,132,778

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
June 30, 2003 and 2002

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

Investment Securities

At June 30, 2003, the Bank had $7,072,558 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $195,621 on June 30, 2003. During the period ended June 30, 2003, the bank purchased $1,796,554 in investment securities available for sale. Also, as of December 31, 2002, the maturities and calls of investment securities totaled $2,904,370, resulting in neither a gain or a loss. The bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations

Net interest income for the second quarter of 2003 was $990,363, an increase of $152,489 (18.2%) compared to the same period for 2002. Interest income for the second quarter of 2003 was $1,543,226, representing an increase of 18,925 (1.2%) over the same period in 2002. The increase in interest income was due to a increase in loans. Interest expense for the second quarter of 2003 decreased $133,564 (19.5%) compared to the same period in 2002. The decrease in interest expense is primarily due to a decrease in average interest rates charged to interest bearing deposits.

Amounts charged to expense related to the allowance for loan losses for the three months ended June 30, 2003 and 2002 were $90,000 and $90,000, respectively.

Other operating income for the second quarter of 2003 was $152,013, an increase of $21,535 (16.5%) compared to the same period in 2002. The increase is primarily attributable to an increase in service charges on deposit accounts of $22,651 (24.9%) due to an increase in the number of accounts and deposit activity.

Other operating expenses for the second quarter of 2003 were $608,427, an increase of $106,302 (21.2%) compared to the same period for 2002. The increase is primarily attributable to an increase of employee salaries and benefits of $49,274 (23.4%) and an increase in other expenses of $41,967 (24.0%).

Citizens Effingham Bancshares, Inc.
and Subsidiary
Item 3. Controls and Procedures
For the Six Months Ended June 30, 2003

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

Citizens Effingham Bancshares, Inc.
and Subsidiary
Part II. Other Information
For the Six Months Ended June 30, 2003

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities

     (a)  Not Applicable

     (b)  Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to security holders for a vote during the three months ended June 30, 2003.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

     A.     There have been no reports filed on form 8-K for the three months ended June 30, 2003.

     B.     Exhibit 31.1

     C.     Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/ Harry H. Shearouse

Harry H. Shearouse President and Chief Executive Officer

Date: August 11, 2003