Form 10QSB
period 2003-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2003-11-14
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at September 30, 2003

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Citizens Effingham Bancshares, Inc. and Subsidiary

INDEX

PART I:	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	PAGE

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham

	Consolidated Balance Sheets (unaudited) -September 30, 2003 and December 31, 2002	2

	Consolidated Statements of Income (unaudited) — For the Three Months Ended September 30, 2003 and 2002 and For the Nine Months Ended September 30, 2003 and 2002	3

	Consolidated Statements of Cash Flows (unaudited) — For the Nine Months Ended September 30, 2003 and 2002	4

	Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

ITEM 3.	Controls and Procedures	9

PART II:	OTHER INFORMATION	10

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2003 and December 31, 2002
(Unaudited)

	September 30,	December 31,
Assets	2003	2002

Cash and due from banks	$4,485,774	$5,186,453
Federal funds sold	6,524,000	1,922,000

Total cash and cash equivalents	11,009,774	7,108,453

Securities available for sale, at fair value	8,829,996	8,181,159
Federal Home Loan Bank stock, restricted, at cost	198,800	167,200
Loans, net of unearned income	87,171,536	83,155,277
Less: allowance for loan losses	(1,184,325)	(922,716)

Loans, net	85,987,211	82,232,561

Bank premises and equipment, net	1,902,973	1,898,931
Accrued Interest Receivable	627,887	661,036
Other assets and accrued income	558,132	363,899

Total Assets	$109,114,773	$100,613,239

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$12,607,210	$11,479,250
Interest bearing	85,646,348	78,810,612

Total deposits	98,253,558	90,289,862
Accrued interest payable	281,424	302,478
Other borrowed funds	2,383,333	2,500,000
Other liabilities and accrued expenses	77,086	57,581

Total liabilities	100,995,401	93,149,921

Stockholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	2,914,521	2,147,179
Accumulated other comprehensive income	84,851	196,139

Total stockholders’ equity	8,119,372	7,463,318

Total Liabilities and Stockholders’ Equity	$109,114,773	$100,613,239

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2003 and December 31, 2002
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Interest Income:
Interest and fees on loans	$1,377,892	$1,456,692	$4,190,710	$4,182,693
Income on federal funds sold	14,855	15,306	36,488	34,928
Interest on investment securities	98,989	87,014	293,838	261,684

Total interest income	1,491,736	1,559,012	4,521,036	4,479,305

Interest Expense:
Interest on NOW and money market deposits	122,224	133,276	363,489	357,916
Interest on savings deposits	3,327	3,239	9,280	9,305
Interest on time deposits	376,457	526,650	1,212,635	1,621,554
Other interest expense	21,017	19,895	62,796	51,438

Total interest expense	523,025	683,060	1,648,200	2,040,213

Net interest income before provision for loan losses	968,711	875,952	2,872,836	2,439,092
Less — provision for loan losses	(90,000)	(80,000)	(270,000)	(240,000)

Net interest income after provision for loan losses	878,711	795,952	2,602,836	2,199,092

Other Operating Income:
Service charges on deposit accounts	117,712	103,672	331,853	279,264
Other service charges, commissions and fees	39,308	44,667	118,561	106,760
Other income	5,439	5,289	8,950	11,233

Total other operating income	162,459	153,628	459,364	397,257

Other Operating Expense:
Salaries	270,217	215,058	775,086	627,560
Employee Benefits	54,993	38,873	156,811	115,872
Net occupancy expense	27,426	33,449	79,715	93,467
Equipment rental and depreciation of equipment	55,627	46,752	161,161	139,789
Other expenses	219,741	196,188	661,600	540,068

Total other operating expenses	628,004	530,320	1,834,373	1,516,756

Income (Loss) Before Income Taxes	413,166	419,260	1,227,827	1,079,593
Provision for income taxes	(170,500)	(153,691)	(460,485)	(388,887)

Net Income (Loss)	$242,666	$265,569	$767,342	$690,706

Income (Loss) Per Share:
Basic	$0.47	$0.52	$1.50	$1.35

Diluted	$0.47	$0.52	$1.50	$1.35

*  Net Income/weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2003	2002

Cash Flows from Operating Activities:
Net income/(loss)	$767,342	$690,706
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	270,000	240,000
Depreciation	76,921	102,987
Changes in accrued income and other assets	(161,084)	(42,889)
Changes in accrued expenses and other liabilities	55,781	(22,226)

Net cash provided by (used in) operating activities	1,008,960	968,578

Cash Flows from Investing Activities:
Net change in loans to customers	(4,024,650)	(12,525,718)
Purchase of available for sale securities	(6,900,167)	(1,001,149)
Proceeds from maturities, calls and paydowns of available for sale securities	6,082,712	260,949
Purchase of Federal Home Loan Bank stock	(31,600)	(40,200)
Property and equipment expenditures	(80,963)	(110,980)

Net cash provided by (used in) investing activities	(4,954,668)	(13,417,098)

Cash Flows from Financing Activities:
Net change in deposits	7,963,696	13,386,705
Net decrease in fed funds purchased	—	(457,000)
Proceeds from short-term borrowings	—	1,000,000
Proceeds (payments) on long-term borrowings	(116,667)	1,500,000

Net cash provided by (used in) financing activities	7,847,029	15,429,705

Net Increase in Cash and Cash Equivalents	3,901,321	2,981,185
Cash and Cash Equivalents, Beginning of Period	7,108,453	2,204,384

Cash and Cash Equivalents, End of Period	$11,009,774	$5,185,569

Supplement Cash Flow Information:
Cash paid for interest	$1,669,251	$2,095,589

Cash paid for income taxes	$475,700	$341,535

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)	Other Comprehensive Income

During the nine months ended September 30, 2003, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2002 follows:

Accumulated other comprehensive income (loss) at December 31, 2002	196,139
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $57,330	(111,288)
Less: Reclassification adjustment for gains realized in net income	—

Accumulated other comprehensive income (loss) at September 30, 2003	$84,851

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2003 and 2002 are:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Directors’ fees	$18,900	$17,400	$57,440	$43,400
Supplies/printing	21,312	19,631	56,978	60,193
Data processing	37,401	38,859	115,996	107,418
ATM expense	21,318	18,355	61,681	48,589

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2003 and 2002

Interim Financial Condition

Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $109,114,773 as of September 30, 2003, compared to $100,613,239 at December 31, 2002. The most significant change in the composition of assets was an increase in loans from $83,155,277 to $87,171,536. Also, additional Federal Home Loan Bank stock was purchased during the first quarter at a cost of $31,600.

Liquidity

The Bank’s liquid assets as a percentage of total deposits were 11.2% at September 30, 2003, compared to 7.9% at December 31, 2002. The Company has approximately $3,500,000 in available federal fund lines of credit with correspondent banks, no advances were outstanding on these lines as of September 30, 2003 and December 31, 2002. The Company also has approximately $10,800,000 in an available line of credit with the Federal Home Loan Bank. The Company had $2,383,333 and $2,500,000 advanced on these lines as of September 30, 2003 and December 31, 2002, respectively. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

The capital of the Company totaled $8,119,372 as of September 30, 2003. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 7.30% at September 30, 2003, compared to 7.27% at December 31, 2002. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2003, the Bank had a risk-weighted total capital ratio of 10.27% compared to 9.7% at December 31, 2002, and a Tier I risk-weighted capital ratio of 9.02%, compared to 8.6% at December 31, 2002. The decrease is primarily caused by the continued growth in the loans.

Asset Quality

Nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $553,500 at September 30, 2003, an increase of $537,500 from December 31, 2002. There were no related party loans which were considered nonperforming at September 30, 2003. The composition of the nonperforming assets is presented in the following table:

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2003 and 2002

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Loans on nonaccrual	$291,000	$16,000
Loans greater than 90 days past due	39,000	—
Other real estate owned	218,000	—
Other repossessed collateral	5,500	—

Total nonperforming assets	$553,500	$16,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.63%	0.10%

The allowance for loan losses totaled $1,184,325 at September 30, 2003, a net increase of $261,609 from December 31, 2002. The allowance for loan losses represented 1.4% and 1.1% of total loans at September 30, 2003 and December 31, 2002, respectively. An analysis of the allowance for loan losses since December 31, 2002 follows:

Allowance for loan losses at December 31, 2002	$922,716
Charge-offs:
Commercial	8,396
Real Estate	36,385
Installment	27,103

Total	71,884
Recoveries:
Commercial	27,016
Real Estate	980
Installment	35,497

Total	63,493
Provision charged to income	270,000

Allowance for loan losses at September 30, 2003	$1,184,325

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
For Each of the Nine Months in the Period Ended
September 30, 2003 and 2002

The Bank was most recently examined by its primary regulatory authority in September, 2003. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Bank’s liquidity, capital resources or operations.

Investment Securities

At September 30, 2003, the Bank had $8,829,996 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred taxes, was $84,851 on September 30, 2003. During the period ended September 30, 2003, the bank purchased $6,900,167 in investment securities available for sale. Also, as of September 30, 2003, the maturities and calls of investment securities totaled $4,900,000, resulting in neither a gain nor a loss. The bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations

Net interest income for the third quarter of 2003 was $977,182, an increase of $101,230 (11.6%) compared to the same period for 2002. Interest income for the third quarter of 2003 was $1,500,207 representing a decrease of $58,805 (3.8%) over the same period in 2002. The decrease in interest income was due to decreased interest rates on loans. Interest expense for the third quarter of 2003 decreased $160,035 (23.4%) compared to the same period in 2002. The decrease in interest expense is primarily due to a decrease in average interest rates charged to interest bearing deposits.

Amounts charged to expense related to the allowance for loan losses for the three months ended September 30, 2003 and 2002 were $90,000 and $80,000, respectively.

Other operating income for the third quarter of 2003 was $162,459, an increase of $8,831 compared to the same period in 2002.

Other operating expenses for the third quarter of 2003 were $628,004, an increase of $97,684 (18.4%) compared to the same period for 2002. The increase is primarily attributable to an increase of employee salaries and benefits of $71,279 (28.0%).

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2003 and 2002

     The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Period Ended
September 30, 2003 and 2002

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities

(a)	Not Applicable

(b)	Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended September 30, 2003.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

A.	There have been no reports filed on form 8-K for the three months ended September 30, 2003.

B.	Exhibit 31.1

C.	Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/ Harry H. Shearouse
Harry H. Shearouse President and Chief Executive Officer

Date: November 4, 2003