Form 10KSB
period 2003-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2004-03-30
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         For the fiscal year ended December 31, 2003

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

Yes [X] No

Check if disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or an information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB { X}

State issuer’s revenues for its most recent fiscal year: $6,666,916

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $12,800,000 as of March 15, 2004

APPLICABLE ONLY TO CORPORATE ISSUERS

                         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 15, 2004

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Transitional Small Business Disclosure Format (check one):

Yes [  ] No [X]

CITIZENS EFFINGHAM BANCSHARES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Special Cautionary Notice Regarding Forward-Looking Statements

     This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Citizens Effingham Bancshares, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment that could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in our primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	the level of allowance for loan loss;

•	the rate of delinquencies and amounts of charge-offs;

•	the rates of loan growth;

•	adverse changes in asset quality and resulting credit risk-related losses and expenses;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Citizens Effingham Bancshares, Inc.

The Company was incorporated as a Georgia corporation on April 7, 1997, for the purpose of acquiring all of the issued and outstanding shares of common stock of Citizens Bank of Effingham (the “Bank”). The Bank is the only subsidiary of the Company.

The purpose for creating a holding company structure was to facilitate the Bank’s ability to serve its customers’ requirements for financial services. The holding company structure also provides flexibility for expansion of the Company’s banking business through the possible acquisition of other financial institutions and the provision for additional banking-related services that a traditional commercial bank cannot provide under present law.

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

The Company’s main office is located at 802 South Laurel Street, Springfield, Georgia. The Bank opened a branch in November 1998 located at 600 South Columbia Avenue in Rincon, Georgia.

Citizens Bank of Effingham

General

The Bank began operations on September 8, 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield and Rincon, Georgia. The Company owns 100% of the outstanding stock of the Bank. The Bank provides a variety of financial services to individuals and small businesses through its offices in Springfield and Rincon, Georgia. The Bank’s primary deposit products are savings and term certificate accounts and its primary lending products are consumer, residential, commercial mortgage loans and small business loans.

Philosophy

The philosophy of the Bank’s management is to emphasize prompt and responsive personal service to residents of Effingham County in order to attract customers and acquire market share controlled by other financial institutions in the Bank’s market area. Management believes that the Bank offers residents of Effingham County the benefits associated with a locally owned and managed community bank. The Bank’s employees and directors are active members in the Effingham community. The continued community involvement of the Bank’s employees and directors provides them with an opportunity to promote the Bank and its products and services.

Market Area

As of the Federal census of 2000, the population of the city of Springfield was 1,821 and Rincon’s population was 4,376. The estimated population of Effingham County in 2000 was 37,535. The average income per household of Effingham County for 2001 was estimated to be $44,402. During the past decade, Effingham County’s population has grown by 40 percent and is expected to continue growing through the next century.

Effingham County is located about 29 miles north of Savannah near the coast of Georgia. This close proximity to Savannah allows industries in Effingham County to enjoy high-capacity utility service and to benefit from favorable corporate taxes. Effingham County has recently opened a new industrial park located on Highway 21 between Springfield and Rincon. This industrial park offers 660 acres for development. The county has also experienced small business development through the opening of two new banks, six new physician’s offices, several professional services, and additional nationally recognized retail stores and restaurants.

Loan Portfolio

The Bank was established to support Effingham County and surrounding areas. The Bank aggressively seeks creditworthy loans within a limited geographic area. The Bank’s primary lending function is to make consumer loans to individuals and commercial loans to small and medium-sized businesses and professional concerns. In addition, the Bank makes real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences.

The Bank’s legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank’s statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Accordingly, the Bank’s legal lending limits are approximately $900,000 for unsecured loans and approximately $1,500,000 for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn and customer financial problems.

Commercial Loans. The Bank’s commercial lending is directed principally toward small-to-medium-sized businesses whose demand for funds falls within the Bank’s legal lending limits. This category of loans includes loans made to individuals, partnerships or corporate borrowers that are obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or non-existing collateral and changes in interest rates.

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

Deposits

The Bank offers core deposits including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank employs an aggressive marketing plan in the overall service area, a broad product line, and competitive services as its primary means to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in, Effingham County, obtained through personal solicitation by the Bank’s officers, directors and employees, direct mail solicitations and advertisements published in the local media. The Bank generates deposits by offering a broad array of competitively priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts, and other deposit or funds transfer services that may be permitted by law or regulation and that may be offered to remain competitive in the market.

Asset and Liability Management

The Bank manages its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of the Bank’s written loan and investment policies. The Bank attempts to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it charts assets and liabilities on a matrix by maturity, effective duration, and interest adjustment period, and endeavors to manage any gaps in maturity ranges.

Employees

The Company has one employee, who is also an employee of the Bank. At December 31, 2003 the Bank had twenty-two full-time employees at the Springfield office and nine full-time employees at the Rincon office. The Bank employed thirty-one full-time equivalent employees. The Company and the Bank consider the relationship with their employees to be excellent.

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

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

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

Permitted Activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

•	banking or managing or controlling banks; and

•	an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized—in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, we qualified for the “adequately capitalized” category.

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

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

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

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank and any of its operating subsidiaries that may be engaged in mortgage lending will be exempt from the requirements of GAFLA.

The deposit operations of the Bank are subject to:

•	The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 our ratio of total capital to risk-weighted assets was 10.6% and our ratio of Tier 1 Capital to risk-weighted assets was 9.4%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 7.6%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “—Prompt Corrective Action.”

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “—Prompt Corrective Action” above.

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At January 1, 2004, the Bank was able to pay approximately $575,670 in dividends to the Company without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Consumer Credit Reporting

On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	new consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

Anti-Terrorism Legislation

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Selected Statistical Information

The following statistical information is provided for the Company for the years ended December 31, 2003 and 2002. The data is presented primarily using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

I. Distribution of Assets, Liabilities, and Stockholder’s Equity; Interest Rates and Interest Differential

The following table reflects the tax-equivalent yields of interest earning assets and interest bearing liabilities:

	2003			2002
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield	Balance	Expense	Yield
			(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold	$5,887	$47	0.80%	$3,189	$47	1.47%
Investment Securities:
Taxable investment securities	8,408	379	4.51%	6,879	347	5.04%
Tax-exempt investment securities	262	8	4.19%	247	8	4.45%
FHLB Stock	192	8	4.17%	158	8	5.06%
Loans (including loan fees)	86,766	5,564	6.41%	76,855	5,597	7.28%

Total interest earning assets	101,515	6,006	5.92%	87,328	6,007	6.88%

Allowance for loan losses	(1,106)			(872)
Cash & due from banks	3,066			3,022
Premises and equipment	1,899			1,765
Other assets	1,408			940

Total assets	$106,782			$92,183

Interest bearing liabilities:
Deposits:
Demand deposits	5,396	27	0.50%	4,238	30	0.71%
Savings and Money Market	31,879	471	1.48%	24,150	464	1.92%
Time deposits	46,779	1,541	3.29%	44,507	2,120	4.76%
Other borrowings	2,431	83	3.41%	2,388	72	3.02%

Total interest bearing liabilities	86,485	2,122	2.45%	75,283	2,686	3.57%

Non-interest bearing deposits	11,991			9,517
Other liabilities	423			480
Stockholders’ equity	7,883			6,903

Total liabilities and stockholders’ equity	$106,782			$92,183

Net interest income		$3,884			$3,321
Net interest spread			3.46%			3.31%

Net interest yield on average earning assets	$101,515	$3,884	3.83%	$87,328	$3,321	3.80%

As of December 31, 2003 and 2002 there were no loans on nonaccrual.

Statistical Information, continued

Statistical Information, continued

Loan fees are included in the interest income computation and were $533,994 and $610,103 as of December 31, 2003 and 2002, respectively.

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

	2003 Compared to 2002			2002 Compared to 2001
	Increase(decrease) due to changes in			Increase(decrease) due to changes in
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Interest earning deposits and fed funds sold	40	(40)	—	(45)	(77)	(122)
Investment securities:						—
Taxable investment securities	77	(45)	32	125	(44)	81
Tax-exempt investment securities	1	(1)	—	—	11	8
Loans	722	(755)	(33)	1,777	(1,438)	339

Total interest income	839	(840)	(1)	1,857	(1,548)	306

Interest paid on:
Deposits:
Demand deposits	8	(11)	(3)	4	(35)	(31)
Savings	148	(141)	7	281	(281)	—
Time deposits	108	(687)	(579)	358	(743)	(385)
Other borrowings	1	10	11	—	72	72

Total interest expense	266	(830)	(564)	111	(103)	(344)

Statistical Information, continued

II. Investment Portfolio - Carrying Value of Securities

The following tables summarize the investment portfolio by type and maturity:

	Available for Sale
	2003	2002
	(Amounts in Thousands)
U.S. Government Agencies	$4,938	$7,921
State, county and municipal	261	260
Mortgage-Backed Securities	4,256	—

Total	$9,455	$8,181

Expected Maturities

	Available for Sale
	Within		After One		After Five
	One		But Within		But Within		After
	Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Totals
	(Dollars in Thousands)
U.S. Government Agencies	$1,278	5.2%	$3,660	4.4%	$—	—	$—	—	4,938
State, county and municipal	—	—	261	3.3%	—	—	—	—	261
Mortgage-Backed Securities	—	—	—	—	4,256	3.5%	—	—	4,256

Total	$1,278	5.2%	$3,921	4.3%	$4,256	3.5%	$—	—	$9,455

The Company had no securities classified as held to maturity or trading as of December 31, 2003 and 2002.

Statistical Information, continued

III. Loan Portfolio

The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

	2003		2002
	(Dollars in Thousands)
Commercial	$13,208	15.3%	$12,675	15.2%
Commercial - Business Real Estate	23,722	27.6%	23,354	28.1%
Real Estate - Construction	21,352	24.8%	19,733	23.7%
Real Estate - Mortgage	21,439	24.9%	19,719	23.7%
Installment Loans to Individuals	6,338	7.4%	7,674	9.3%

Total Loans	86,059	100.0%	83,155	100.0%
Less: Allowance for Loan losses	(1,107)		(923)

Total	$84,952		$42,354

					Rate Structure
	Maturity				> One Year
		Over One	Due		Fixed	Variable
	One Year	Through	After		Interest	Interest
	or Less	Five Years	Five Years	Total	Rate	Rate
Commercial	$6,564	$6,534	$110	$13,208	$3,284	$3,360
Real estate - construction	19,584	1,748	20	21,352	1,123	645

Total	$26,148	$8,282	$130	$34,560	$4,407	$4,005

Statistical Information continued

IV. Summary of Loan Loss Experience

	2003	2002
	(Amounts in Thousands)
Allowance for possible loan losses, beginning of period	$923	$767

Charge-offs:
Commercial	42	82
Real estate - construction	35	—
Real estate - mortgage	39	—
Consumer loans	51	98

Total	167	180

Recoveries:
Commercial	33	4
Real estate - construction	2	—
Real estate - mortgage	—	—
Consumer loans	46	32

Total	81	36

Net charge-offs	86	144

Additions charged to operations	270	300
Adjustments	—	—

Allowance for possible loan losses, end of period	1,107	923

Average loans outstanding, net of unearned income	$86,766	$76,855

Ratio of net charge-offs during the period to average loans outstanding during the period	0.10%	0.19%

RISK ELEMENTS

(Thousands)	2003	2002
Loans 90 days past due	$89	$16
Loans on nonaccrual	243	—
Other Real Estate	—	—

Total Nonperforming assets	$332	$16

Total Nonperforming assets as a
Percentage of loans	0.38%	0.02%

Statistical Information, continued

The Bank’s policy is to place loans on nonaccrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful. Any loan which becomes 90 days past due as to principal or interest is automatically placed on nonaccrual. Exceptions are allowed for 90-day past due loans when such loans are well secured and in process of collection.

Management expects to incur losses on loans from time to time when borrowers’ financial conditions deteriorate. Where feasible, loans charged down or charged off will continue to be collected. Management considers the current allowance adequate to cover potential losses in the loan portfolio.

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2003:

	Allocated	% of Total
	Amount	Allowance
Commercial	169	15.3%
Commercial - Business Real Estate	306	27.6%
Real Estate - Construction	275	24.8%
Real Estate - Mortgage	276	24.9%
Installment Loans to Individuals	82	7.4%

Total	1,107	100.0%

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

Statistical Information, continued

V. Deposits

The following table summarizes the average balances and average rates for deposit accounts:

	2003		2002
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(Dollars in Thousands)
Non-interest bearing deposits	11,991		9,517
Interest bearing demand deposits	5,396	0.50%	4,238	0.71%
Savings and money market deposits	31,879	1.48%	24,150	1.92%
Time deposits	46,779	3.29%	44,507	4.76%

Total average deposits	$96,045	2.45%	$82,412	3.57%

As of December 31, 2002 the amount outstanding of time certificates of deposit of $100,000 or more was $20,150 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

(Thousands)
3 months or less	$3,182
over 3 through 12 months	12,615
over 1 through 3 years	2,795
over 3 years	1,558

Total	$20,150

VI. Selected Financial Data (amounts in thousands, except per share amounts)

The following represents selected financial data for the years ended December 31, 2003 and 2002. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

	(Thousands)
	2003	2002
Interest and Dividend Income	$6,006	$6,007
Interest Expense	2,122	2,686
Net Interest Income	3,884	3,321
Provision for Loan Losses	270	300
Net Earnings	1,130	914
Net Earnings Per Share	2.21	1.79
Total Average Stockholder’s Equity	7,883	6,903
Total Average Assets	106,782	92,183
Return on average assets	1.06%	0.99%
Return on average equity	14.33%	13.24%
Average equity to average asset ratio	7.38%	7.49%

Statistical Information, continued

VII. Short-term Borrowings

No category of short-term borrowings exceeds 30% of stockholders’ equity.

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

During 2002, the Bank purchased a lot in Guyton, Georgia at 109 W. Central Boulevard to be used for a future branch location. The Bank plans to construct a new full service branch in Guyton, Georgia, as well as, expand the facilities at the full service branch in Rincon, Georgia. Preliminary planning is in process and an estimate of cost has not yet been determined.

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

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no market for the shares of common stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company’s common stock to be traded on any stock exchange or over-the-counter market. As a result, investors who need or wish to dispose of all or part of their shares may be unable to do so except in private, directly negotiated sales. Based on the limited trading information available to the Company, sporadic trades occurred during 2003 for prices ranging from $25 to $30.

The Company had 461 shareholders as of March 15, 2004.

There have been no unregistered sales of the Company’s securities since the Company’s incorporation in April 1997.

The Company did not declare dividends in 2003.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

FINANCIAL CONDITION

General

Total assets of $109,370,224 at December 31, 2003 are an increase of 8.7% from $100,613,239 at December 31, 2002. At December 31, 2003, total deposits had increased 8.8% to $98,249,214 from $90,289,862 at December 31, 2002. Total loans increased 3.3% to $84,951,617 from $82,232,561 at December 31, 2002. This represented a loan to deposit ratio at December 31, 2003 of 86.5% compared to 91.1% at December 31, 2002. Earning assets represented approximately 92.1% and 91.9% of total assets at December 31, 2003 and 2002, respectively.

Capital

At December 31, 2003, the Bank’s capital position was well in excess of FDIC guidelines to meet the definition of “capital adequacy”. Based on the level of the Bank’s risk weighted assets at December 31, 2003, the Bank had $2.3 million more capital than necessary to satisfy the “capital adequacy” criteria.

At December 31, 2002, the Bank’s capital position was well in excess of FDIC guidelines to meet the definition of “capital adequacy”. Based on the level of the Bank’s risk weighted assets at December 31, 2002, the Bank had $1.5 million more capital than necessary to satisfy the “capital adequacy” criteria.

Liquidity

The Bank’s internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. Investment securities, exclusive of unrealized gains and losses, increased $1,305,441 during 2003. The Bank had no securities classified as held to maturity as of December 31, 2003. The Bank was in a Federal funds sold position at December 31, 2003 and 2002.

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

The Bank has established a Federal Funds line of credit with two correspondent banks, which totals $4,200,000. This line is unsecured and is designed to provide the Bank with short-term liquidity. The Bank had $-0- advanced on these lines as of December 31, 2003 and 2002.

On September 25, 2002, the Federal Home Loan Bank of Atlanta, Georgia confirmed that they had established a Credit Availability for the Bank at 10 percent of the Bank’s total assets. For purposes of Credit Availability, total assets would be based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. As of December 31, 2003, the Bank had $2,333,333 extended against this Credit Availability.

RESULTS OF OPERATION

General

The Company’s results of operations are determined by its abilities to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income, and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, its ability to generate interest income depends upon obtaining an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities. Thus, a key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

For the years ended December 31, 2003 and 2002, the Company had net income of $1,130,074 ($2.21 per share) and $914,193 ($1.79 per share), respectively. This increase was primarily attributable to the interest expense decrease of $563,915 from $2,685,915 at December 31, 2002 to $2,121,970 for the year ended December 31, 2003, which was offset by a non-interest expense increase of $407,842 from $2,145,836 at December 31, 2002 to $2,553,678 for the year ended December 31, 2003.

The following table shows the related results of operations ratios for Assets and Equity for the years ended December 31, 2003 and 2002:

	(Thousands)
	2003	2002
Interest and Dividend Income	$6,006	$6,007
Interest Expense	2,122	2,686
Net Interest Income	3,884	3,321
Provision for Loan Losses	270	300
Net Earnings	1,130	914
Net Earnings Per Share	2.21	1.79
Total Average Stockholder’s Equity	7,883	6,903
Total Average Assets	106,782	92,183
Return on average assets	1.06%	0.99%
Return on average equity	14.33%	13.24%
Average equity to average asset ratio	7.38%	7.49%

Interest Income/ Interest Expense

For the period ended December 31, 2003, interest income from loans and investments, including loan fees of $533,994, was $6,006,000 representing a yield of 5.92% on average earning assets of $101,515,000. Interest expense was $2,121,970, representing a cost of 2.45% on average interest bearing liabilities of $86,485,000. Net interest income was $3,884,000, producing a net yield of 3.83% on average earning assets.

For the period ended December 31, 2002, interest income from loans and investments, including loan fees of $610,103, was $6,007,000 representing a yield of 6.88% on average earning assets of $87,328,000. Interest expense was $2,685,915, representing a cost of 3.57% on average interest bearing liabilities of $75,283,000. Net interest income was $3,321,000, producing a net yield of 3.80% on average earning assets.

Asset Quality

The provision for loan losses for the years ended December 31, 2003 and 2002 was $270,000 and $300,000, respectively. Total charge-offs were $167,543 and $180,224 for the years ended December 31, 2003 and 2002, respectively and were related to the Bank’s consumer and commercial portfolios. At December 31, 2003 and 2002 the Bank had $89,000 and $16,000 loans past due 90 days or more, respectively. Also at December 31, 2003 and 2002, the Bank had $242,000 and $-0- loans on non-accrual status. The allowance for loan losses at December 31, 2003 and 2002 was $1,107,357 and $922,716, respectively. This represents 1.29% and 1.11% of total loans at December 31, 2003 and 2002, respectively.

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

The Bank’s policy is to place loans on non-accrual status when it appears that the collection of principal and interest in accordance with the terms of the loan is doubtful.

Non-Interest Income

Non-interest income for the years ended December 31, 2003 and 2002 was $661,140 and $544,517, respectively. This consisted primarily of service charges on deposit accounts, which were $445,659 and $389,635 for the years ended December 31, 2003 and 2002, respectively, and miscellaneous service fees which were $183,132 and $148,245 for the years ended December 31, 2003 and 2002, respectively. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services. This income should grow with the growth in the Bank’s demand deposit account base.

Non-Interest Expense

Non-interest expense for the years ended December 31, 2003 and 2002 was $2,553,678 and $2,145,836, respectively. This consisted primarily of salaries and benefits, which were $1,124,846 and $903,762 for the years ended December 31, 2003 and 2002, respectively.

Other major non-interest expenses included:

	2003	2002
Professional services	$61,300	$44,837
Data processing services	159,969	148,986
Supplies / postage / printing	77,530	79,180
Equipment service and rent	76,278	72,539
ATM expense	83,125	67,029
Directors fees	75,940	61,300

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

The Bank’s interest rate sensitivity position at December 31, 2003 is set forth in the table below:

	0-90	91-365	Over 1 Year	Over
	Days	Days	thru 5 Years	5 Years
Interest Rate Sensitive Assets (Amounts in thousands):
Loans	$61,645	$8,762	$17,689	$244
Securities	504	774	3,921	4,256
FHLB Stock	199	—	—	—
Federal Funds Sold	5,796	—	—	—

Total Interest Rate Sensitive Assets	$68,144	$9,536	$21,610	$4,500

Interest Rate Sensitive Liabilities (Amounts in thousands):
Interest Bearing Demand Deposits	$—	$—	$—	$8,219
Savings and Money Market Deposits	1,729	—	—	26,859
Time Deposits	9,411	27,136	8,071	2,401

Total Interest Rate Sensitive Liabilities	$11,140	$27,136	$8,071	$37,479

Interest Rate Sensitivity GAP	$57,004	$(17,600)	$13,539	$(32,979)

Cumulative Interest Rate Sensitivity GAP	$57,004	$39,404	$52,943	$19,964

Cumulative GAP as a % of total assets at December 31, 2003	52.12%	36.03%	48.41%	18.25%

Cumulative GAP as a % of total assets at December 31, 2002	50.97%	58.53%	64.24%	35.23%

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

It is the policy of the Bank to include money market and NOW accounts in the over five year repricing period in calculating cumulative gap. This methodology is based on the Bank’s experience that these deposits represent “core” deposits of the Bank and the repricing of these deposits does not move with the same magnitude as general market rates. The Bank’s rates for these deposits are consistently in the mid-range for the market area and this has not had an adverse effect on the Bank’s ability to maintain these deposit accounts. The Bank believes that placing these deposits in an earlier repricing period would force the Bank to inappropriately shorten its asset maturities to obtain the targeted gap range. This would leave the Bank exposed to falling interest rates and unnecessarily reduce its net interest margin.

At December 31, 2003, the above gap analysis indicates a positive cumulative gap position thru the one-year time interval of $52,943,000. A positive gap position indicates that the Company’s rate sensitive assets will reprice faster than its rate sensitive liabilities, with 46% of rate sensitive liabilities and 75% of rate sensitive assets repricing within one year. The Bank is asset sensitive through the five year time horizon, meaning that rising rates tend to be beneficial, and is liability sensitive at the over five year time horizon, meaning that falling rates tend to be beneficial to the Bank’s net interest margin. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank’s local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short-term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

ITEM 7. FINANCIAL STATEMENTS

Thigpen, Jones, Seaton & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS
1004 Hillcrest Parkway • P.O. Box 400
Dublin, Georgia 31040-0400
Tel 478-272-2030 • Fax 478-272-3318
E-mail tjs@tjscpa.com

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Citizens Effingham Bancshares, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Citizens Effingham Bancshares, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Effingham Bancshares, Inc. and Subsidiary at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ THIGPEN, JONES, SEATON & CO., PC

February 3, 2004
Dublin, Georgia

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2003	2002
Assets
Cash and due from banks	$3,523,799	$3,651,504
Interest-bearing cash	275,558	1,534,949
Federal funds sold	5,796,000	1,922,000

Total cash and cash equivalents	9,595,357	7,108,453

Securities available for sale, at fair value	9,455,000	8,181,159
Federal Home Loan Bank stock, restricted, at cost	198,800	167,200
Loans, net of unearned income	86,058,974	83,155,277
Less, allowance for loan losses	(1,107,357)	(922,716)

Loans, net	84,951,617	82,232,561

Bank premises and equipment, net	1,887,624	1,898,931
Other real estate and reposessed assets	227,000	5,000
Accrued interest receivable	557,154	661,036
Cash surrender value life insurance	2,015,364	—
Other assets	482,308	358,899

Total Assets	$109,370,224	$100,613,239

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$12,329,284	$11,479,250
Interest bearing	85,919,930	78,810,612

Total deposits	98,249,214	90,289,862
Other borrowings	2,333,333	2,500,000
Accrued interest payable	245,497	302,478
Accrued expenses and other liabilities	74,504	57,581

Total liabilities	100,902,548	93,149,921

Shareholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	3,277,253	2,147,179
Accumulated other comprehensive income	70,423	196,139

Total shareholders’ equity	8,467,676	7,463,318

Total Liabilities and Shareholders’ Equity	$109,370,224	$100,613,239

See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Paid-in		Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2000	$512,000	$4,608,000	$513,738	$13,902	$5,647,640

Comprehensive income:
Net income	—	—	719,248	—	719,248
Valuation allowance adjustment on securities available for sale	—	—	—	89,799	89,799

Total comprehensive income	—	—	—	—	809,047

Balance, December 31, 2001	512,000	4,608,000	1,232,986	103,701	6,456,687
Comprehensive income:
Net income	—	—	914,193	—	914,193
Valuation allowance adjustment on securities available for sale	—	—	—	92,438	92,438

Total comprehensive income	—	—	—	—	1,006,631

Balance, December 31, 2002	512,000	4,608,000	2,147,179	196,139	7,463,318

Comprehensive income:
Net income	—	—	1,130,074	—	1,130,074
Valuation allowance adjustment on securities available for sale	—	—	—	(125,716)	(125,716)

Total comprehensive income	—	—	—	—	1,004,358

Balance, December 31, 2003	$512,000	$4,608,000	$3,277,253	$70,423	$8,467,676

See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
Interest and Dividend Income:
Interest and fees on loans	$5,564,460	$5,596,557	$5,258,249
Income on federal funds sold	46,948	46,476	168,729
Interest on investment securities:
Taxable income	363,514	345,535	265,288
Non-taxable income	8,250	8,250	275
Other interest and dividend income	22,604	10,028	9,085

Total interest and dividend income	6,005,776	6,006,846	5,701,626

Interest Expense:
Deposits	2,038,755	2,614,229	3,030,267
Borrowings	83,215	71,686	25

Total interest expense	2,121,970	2,685,915	3,030,292

Net interest income before provision for loan losses	3,883,806	3,320,931	2,671,334
Less - provision for loan losses	270,000	300,000	224,000

Net interest income after provision for loan losses	3,613,806	3,020,931	2,447,334

Noninterest Income:
Service charges on deposit accounts	445,659	389,635	327,344
Other service charges, commissions and fees	183,132	148,245	99,952
Gain on calls of investment securities	—	—	1,325
Other income	32,349	6,637	8,654

Total noninterest income	661,140	544,517	437,275

Noninterest Expense:
Salaries	1,058,299	865,161	718,192
Employee benefits	236,065	175,641	141,625
Net occupancy expense	105,802	122,640	104,014
Equipment rental and depreciation of equipment	233,193	193,928	174,379
Other expenses	920,319	788,466	635,862

Total noninterest expense	2,553,678	2,145,836	1,774,072

Income Before Income Taxes	1,721,268	1,419,612	1,110,537
Provision for income taxes	591,194	505,419	391,289

Net Income	$1,130,074	$914,193	$719,248

Earnings per share:
Basic	$2.21	$1.79	$1.40

Diluted	$2.21	$1.79	$1.40

See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$1,130,074	$914,193	$719,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	270,000	300,000	224,000
Depreciation	169,276	143,199	129,645
Gain on sale of securities	—	—	(1,325)
Net change in accrued income and other assets	(19,527)	(55,354)	(44,400)
Net change in accrued expenses and other liabilities	24,705	(166,675)	37,939

Net cash provided by operating activities	1,574,528	1,135,363	1,065,107

Cash Flows from Investing Activities:
Net change in loans to customers	(3,216,056)	(14,239,174)	(18,888,694)
Purchase of available for sale securities	(6,874,987)	(2,250,880)	(4,462,039)
Proceeds from calls of available for sale securities	5,410,667	1,014,987	1,502,650
Purchase of Federal Home Loan Bank stock	(31,600)	(40,200)	(12,200)
Increase in cash surrender value of executive officer life insurance	(15,364)	—	—
Investment in cash surrender value life insurance	(2,000,000)	—	—
Proceeds from sale of other real estate and reposessed assets	5,000	—	—
Property and equipment expenditures	(157,969)	(327,441)	(32,555)

Net cash used in investing activities	(6,880,309)	(15,842,708)	(21,892,838)

Cash Flows from Financing Activities:
Net change in deposits	7,959,352	17,568,414	17,920,439
Net change in borrowings	(166,667)	2,043,000	457,000

Net cash provided by financing activities	7,792,685	19,611,414	18,377,439

Net Increase (Decrease) in Cash and Cash Equivalents	2,486,904	4,904,069	(2,450,292)
Cash and Cash Equivalents, Beginning of Year	7,108,453	2,204,384	4,654,676

Cash and Cash Equivalents, End of Year	$9,595,357	$7,108,453	$2,204,384

See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation – The consolidated financial statements include the accounts of Citizens Effingham Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Citizens Bank of Effingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Reporting Entity - The Bank began operations in September 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield and Rincon, Georgia. Citizens Effingham Bancshares, Inc. operates as a bank holding company with one bank subsidiary. The Company owns 100% of the outstanding stock of the Citizens Bank of Effingham. The Company provides a variety of financial services to individuals and small businesses through its office in South Georgia. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

3.	Securities – The classification of securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis.

Securities available for sale, primarily debt securities, are recorded at fair value with unrealized gains or losses (net of tax effect) excluded from earnings and reported as a component of shareholders’ equity. Securities available for sale will be used as a part of the Company’s interest rate risk management strategy and may be sold in response to changes in interest rates, changes in prepayment risk and other factors.

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

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

4.	Loans and Interest Income – Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees, unearned discounts and a valuation allowance for possible loan losses. Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

5.	Allowance for Loan Losses - The allowance for loan losses is available to absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. Additions to the allowance for credit losses are made by charges to the provision for credit losses.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

The allowance for loan losses is maintained at a level, which, in management’s judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, economic conditions and other risks inherent in the portfolio. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Substantially all of the Bank’s loans, which have been identified as impaired, have been measured by the fair value of existing collateral.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer loans for impairment disclosures.

6.	Premises and Equipment - Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

7.	Other Real Estate Owned - Other real estate owned, acquired principally through foreclosure, is stated at the lower of cost or net realizable value. Loan losses incurred in the acquisition of these properties are charged against the allowance for possible loan losses at the time of foreclosure. Subsequent write-downs of other real estate owned are charged against the current period’s expense.

8.	Income Taxes – The Bank reports income under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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
YEAR ENDED DECEMBER 31, 2003

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

The Bank’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on local economic conditions.

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

11.	Advertising Costs – It is the policy of the Bank to expense advertising costs as they are incurred. The Bank does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the years ended December 31, 2003, 2002 and 2001 were $21,117, $16,678 and $18,734, respectively.

12.	Earnings per Common Share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2003	2002	2001
Net income	$1,130,074	$914,193	$719,248
Less - Preferred stock dividends	—	—	—

Net income applicable to common stock	$1,130,074	$914,193	$719,248

Weighted average number of common shares outstanding	512,000	512,000	512,000
Effect of dilutive options, warrants, etc.	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	512,000	512,000	512,000

13.	Comprehensive Income – The Company adopted SFAS No. 130, “Reporting Comprehensive Income” as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available–for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company’s net income or shareholders’ equity.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2003	2002	2001
Unrealized holding gains (losses) on available-for-sale securities	$(190,479)	$140,058	$137,384
Reclassification adjustment for gains realized in income	—	—	(1,325)

Net unrealized gains (losses)	(190,479)	140,058	136,059
Tax effect	64,763	(47,620)	(46,260)

Net-of-tax amount	$(125,716)	$92,438	$89,799

B.	INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheet according to management’s intent. The following table reflects the amortized cost and estimated market values of investments in debt and equity securities held at December 31, 2003 and 2002. In addition, gross unrealized gains and gross unrealized losses are disclosed as of December 31, 2003 and 2002.

The Company did not own any securities classified as held to maturity at December 31, 2003 and 2002.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

The book and market values of securities available for sale were:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
December 31, 2003
Debt Securities
U.S. Treasury and other government agencies	$4,771,891	$166,066	$—	$4,937,957
State and Political subdivisions	250,000	11,295	—	261,295

Total non-mortgage backed debt securities	5,021,891	177,361	—	5,199,252
Mortgage backed securities	4,326,407	—	70,659	4,255,748

Total	$9,348,298	$177,361	$70,659	$9,455,000

December 31, 2002
Debt Securities
U.S. Treasury and other government agencies	$7,633,979	$287,833	$1,013	$7,920,799
State and Political subdivisions	250,000	10,360	—	260,360

Total non-mortgage backed debt securities	7,883,979	298,193	1,013	8,181,159
Mortgage backed securities	—	—	—	—

Total	$7,883,979	$298,193	$1,013	$8,181,159

The book and market values of pledged securities were $7,710,452 and $7,937,560 at December 31, 2003, respectively and $4,720,151 and $4,940,037 at December 31, 2002, respectively.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

The amortized cost and estimated market value of debt securities held as available for sale at December 31, 2003 and 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
		Estimated
December 31, 2003	Amortized Cost	Market Value
Non-mortgage backed securities:
Due in one year or less	$1,250,397	$1,277,331
Due after one year through five years	3,771,494	3,921,921
Due after five years through ten years	—	—
Due after ten years	—	—

Total non-mortage backed securities	5,021,891	5,199,252
Mortgage backed securities	4,326,407	4,255,748

Total	$9,348,298	$9,455,000

		Estimated
December 31, 2002	Amortized Cost	Market Value
Non-mortgage backed securities:
Due in one year or less	$2,602,021	$2,651,922
Due after one year through five years	4,031,958	4,277,335
Due after five years through ten years	1,250,000	1,251,902
Due after ten years	—	—

Total	$7,883,979	$8,181,159

The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.

At December 31, 2003, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders’ equity.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

C.	LOANS

The following is a summary of the loan portfolio by principal categories at December 31, 2003 and 2002:

	2003	2002
Mortgage loans on real estate:
Residential 1-4 family	$21,439,000	$19,719,000
Commercial	23,722,000	23,354,000
Construction	21,352,000	19,733,000

Total mortgage loans on real estate	66,513,000	62,806,000

Commercial loans	12,356,000	11,848,000

Personal loans	7,189,974	8,501,277

Subtotal	86,058,974	83,155,277
Less:
Allowance for loan losses	(1,107,357)	(922,716)

Loans, net	$84,951,617	$82,232,561

Overdrafts included in loans were $4,371 and $31,535 at December 31, 2003 and 2002, respectively.

D.	ALLOWANCE FOR LOAN LOSSES

A summary of changes in allowance for loan losses of the Company for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Beginning Balance	$922,716	$767,268	$612,727
Add - Provision for possible loan losses	270,000	300,000	224,000

Subtotal	1,192,716	1,067,268	836,727

Less:
Loans charged off	167,543	180,224	93,843
Recoveries on loans previously charged off	(82,184)	(35,672)	(24,384)

Net loans charged off	85,359	144,552	69,459

Balance, end of year	$1,107,357	$922,716	$767,268

Loans on which the accrual of interest has been discontinued or reduced amounted to $242,515, $-0-, and $-0- at December 31, 2003, 2002, and 2001, respectively. If interest on these loans had been accrued, such income would have approximated $2,117, $-0-, and $-0- for the years ended December 31, 2003, 2002, and 2001, respectively.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

E.	BANK PREMISES AND EQUIPMENT

The following is a summary of asset classifications and depreciable lives for the Bank as of December 31, 2003 and 2002.

	Useful Life	2003	2002
Land		$440,666	$440,666
Banking house and improvements	8-40	1,288,638	1,282,252
Equipment, furniture and fixtures	5-10	834,011	682,427
Vehicles	5	49,196	49,196

Total		2,612,511	2,454,541
Less - accumulated depreciation		(724,887)	(555,610)

Bank premises and equipment, net		$1,887,624	$1,898,931

Depreciation included in operating expenses amounted to $169,276, $143,199 and $129,645 in 2003, 2002 and 2001, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2003, pertaining to banking premises and equipment, future minimum rent commitments under various leases are as follows:

2004	$63,276
2005	68,732
2006	—
2007	—
2008 and thereafter	—

Total Future Minimum Rent Commitments	$132,008

The leases contain options to extend for periods from four to seven years. The cost of such rentals is not included above. Total rent expense for the year ended December 31, 2003 and 2002, amounted to $76,278 and $72,539, respectively.

F.	CASH VALUE OF LIFE INSURANCE

During the year ended December 31, 2003, the Bank purchased life insurance policies on the Bank’s executive officers. The cash value of these policies was $2,015,364 at December 31, 2003.

G.	DEPOSITS

The aggregate amount of time deposits exceeding $100,000 at December 31, 2003 and 2002 was $20,149,522 and $19,317,634, respectively, and the Bank had deposit liabilities in NOW accounts of $10,242,892 and $8,133,170 at December 31, 2003 and 2002, respectively.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$36,066,355
2005	3,791,076
2006	4,071,903
2007	688,244
2008 and thereafter	2,400,546

Total time deposits	$47,018,124

H.	OTHER BORROWINGS

The Bank had a line of credit for federal funds purchased of $4,200,000 with two correspondent institutions as of December 31, 2003. The Bank had $-0- advanced on these lines as of December 31, 2003 and 2002.

The Bank had $2,333,333 and $2,500,000 advanced from the Federal Home Loan Bank (FHLB) at December 31, 2003, and 2002. The Bank has approved credit availability with the FHLB of $10,937,000. The Bank’s first liens on 1 to 4 family real estate loans was pledged to FHLB as collateral in the event the Bank requests future advances. One advance of $1,500,000 bearing interest at 3.65% is due February 2, 2004. Another advance of $833,333 bearing interest at 3.12% is due February 4, 2008. Principal is due at maturity on all advances with interest paid monthly.

The Bank is required to maintain a minimum investment in FHLB stock of $198,800 while the advance agreement is in effect.

I.	INCOME TAXES

The provision for income taxes for the year ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
Current tax expense	$604,300	$533,719	$445,545
Deferred tax benefit	(13,106)	(28,300)	(54,256)

Net provision for income taxes	$591,194	$505,419	$391,289

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:

	Years Ended December 31,
	2003	2002	2001
Tax on pretax income at statutory rate	$585,231	$482,668	$377,583
State income tax, net of federal tax benefit	37,980	33,204	24,995
Non-deductible business meals and entertainment	1,050	760	662
Non-deductible interest expense to carry tax-exempt income	4,965	3,213	3,437
Non-deductible social club dues	2,139	2,139	1,983
Tax-exempt income	(2,805)	(2,805)	(94)
Effect of deferred tax attributes	(37,366)	(13,760)	(17,277)

Total	$591,194	$505,419	$391,289

Net effective tax rate	34.3%	35.6%	32.3%

The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax liabilities (assets) are as follows:

	Years Ended December 31,
	2003	2002	2001
Deferred Income Tax Assets:
Provision for loan losses	$349,007	$300,276	$247,424
Organization costs	—	7,686	19,216

Total deferred income tax assets	349,007	307,962	266,640
Deferred Income Tax Liabilities:
Unrealized gain on securities available for sale	(36,278)	(101,041)	(53,422)
Depreciation	(99,356)	(71,418)	(58,396)

Total deferred income tax liabilities	(135,634)	(172,459)	(111,818)

Net deferred tax asset	$213,373	$135,503	$154,822

J.	RETIREMENT PLANS

During the year ended December 31, 2000, the Company established a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements. Matching contributions to the plan are at the discretion of the Board of Directors. Retirement plan expenses for administrative fees charged to operations amounted to $1,569, $2,229 and $2,955 for 2003, 2002 and 2001, respectively. The Company made a profit sharing contribution of $38,597, $16,800 and $16,876 for the years ended December 31, 2003, 2002 and 2001, respectively.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

K.	LIMITATION ON DIVIDENDS

The Board of Directors of any state-chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank’s regulatory agency if the following conditions are met:

1)	Total classified assets at the most recent examination of the bank do not exceed eighty (80) percent of equity capital.

2)	The aggregate amount of dividends declared in the calendar year does not exceed fifty (50) percent of the prior year’s net income.

3)	The ratio of equity capital to adjusted total assets shall not be less than six (6) percent.

As of January 1, 2004, the amount available for dividends without regulatory consent was $575,670.

L.	FINANCIAL INSTRUMENTS

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank does require collateral or other security to support financial instruments with credit risk.

Contract or Amount
Financial instruments whose contract amount represent credit risk:
Commitments to extend credit	$17,072,799
Standby letters of credit	448,000

Total	$17,520,799

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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
YEAR ENDED DECEMBER 31, 2003

of credit are due within one year of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

M.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

The Bank plans to construct a new full service branch in Guyton, Georgia, as well as, expand the facilities at the full service branch in Rincon, Georgia. Preliminary planning is in process and an estimate of cost has not yet been determined.

N.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors. These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of activity during 2003 with respect to such loans to these individuals:

Balances at December 31, 2002	$1,571,620
New loans	1,270,987
Repayments	(1,232,921)

Balances at December 31, 2003	$1,609,686

The Bank also had deposits from these related parties of approximately $2,987,595 at December 31, 2003.

O.	DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS

Interest and Income Taxes - Cash paid during the period for interest and income taxes was as follows:

	2003	2002	2001
Interest on deposits and borrowings	$2,178,951	$2,790,462	$2,983,753

Income taxes, net	$641,700	$503,535	$475,667

Other Noncash Transactions - Noncash transactions relating to investing and financing activities were as follows:

	2003	2002	2001
Changes in unrealized gain/loss on investments	$(125,716)	$92,438	$89,799

P.	FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of Bank’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Bank, but rather a good-faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination, or issuance.

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

FHLB Advances - The fair value of the Bank’s fixed rate borrowings are estimated using discounted cash flows, based on Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

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

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

The carrying amount and estimated fair values of the Bank’s financial instruments at December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and short-term investments	$9,595,357	$9,595,357	$7,108,453	$7,108,453
Securities available for sale	9,455,000	9,455,000	8,181,159	8,181,159
Loans	86,058,974	86,177,801	83,155,277	82,344,356
Liabilities:
Deposits	98,249,214	97,246,518	90,289,862	89,134,089
Unrecognized financial instruments:
Commitments to extend credit	17,072,799	17,072,799	11,178,168	11,178,168
Standby letters of credit	448,000	448,000	30,000	30,000

Q.	CREDIT RISK CONCENTRATION

The Bank grants agribusiness, commercial and residential loans to customers. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent on the area’s economic stability. The primary trade area for the Bank is that area within 50 miles in each direction.

The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers. The Bank, as a matter of policy, does not extend credit in excess of the legal lending limit to any single borrower or group of related borrowers.

The Bank maintains its cash balances in one financial institution. Accounts at the financial institution are secured by The Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $266,695 at December 31, 2003.

R.	OPERATING EXPENSES

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended December 31, 2003, 2002 and 2001 are:

	2003	2002	2001
Professional services	$61,300	$44,837	$43,790
Data processing services	159,969	148,986	124,267
Supplies / postage / printing	77,530	79,180	63,486
Equipment service and rent	76,278	72,539	66,725
ATM expense	83,125	67,029	46,151
Directors fees	75,940	61,300	50,750

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

S.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2003, the most recent notification from the State Department of Banking and Finance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2003
Total Risk-Based Capital To (Risk-Weighted Assets)	$9,464,000	10.64%	$7,115,789	≥	8.0%	$8,894,737	≥	10.0%
Tier I Capital To (Risk-Weighted Assets)	8,357,000	9.40%	3,556,170	≥	4.0%	5,334,255	≥	6.0%
Tier I Capital To (Average Assets)	8,357,000	7.61%	4,392,641	≥	4.0%	5,490,802	≥	5.0%
As of December 31, 2002
Total Risk-Based Capital To (Risk-Weighted Assets)	$8,128,000	9.75%	$6,669,128	≥	8.0%	$8,336,410	≥	10.0%
Tier I Capital To (Risk-Weighted Assets)	7,205,000	8.64%	3,335,648	≥	4.0%	5,003,472	≥	6.0%
Tier I Capital To (Average Assets)	7,205,000	7.27%	3,964,237	≥	4.0%	4,955,296	≥	5.0%

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

T.	SEGMENT REPORTING

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

U.	QUARTERLY DATA - UNAUDITED

	Years Ended December 31,
	2003				2002
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest income	$1,484,740	$1,491,736	$1,543,226	$1,486,074	$1,527,541	$1,559,012	$1,524,301	$1,395,992
Interest expense	(473,770)	(523,025)	(552,863)	(572,312)	(645,702)	(683,060)	(686,427)	(670,726)

Net interest income	1,010,970	968,711	990,363	913,762	881,839	875,952	837,874	725,266
Less - provision for loan losses	—	(90,000)	(90,000)	(90,000)	(60,000)	(80,000)	(90,000)	(70,000)

Net interest income after provision for loan loss	1,010,970	878,711	900,363	823,762	821,839	795,952	747,874	655,266
Noninterest income (charges)	201,776	162,459	152,013	144,892	147,260	153,628	130,478	113,151
Noninterest expenses	(719,305)	(628,004)	(608,427)	(597,942)	(629,080)	(530,320)	(502,125)	(484,311)

Income before income taxes	493,441	413,166	443,949	370,712	340,019	419,260	376,227	284,106
Provision for income taxes	(130,709)	(170,500)	(157,477)	(132,508)	(116,532)	(153,691)	(128,454)	(106,742)

Net Income	$362,732	$242,666	$286,472	$238,204	$223,487	$265,569	$247,773	$177,364

Earning per common share:
Basic	$0.71	$0.47	$0.56	$0.47	$0.44	$0.52	$0.48	$0.35

Diluted	$0.71	$0.47	$0.56	$0.47	$0.44	$0.52	$0.48	$0.35

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

V.	CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Condensed parent company financial information on Citizens Effingham Bancshares, Inc., is as follows:

BALANCE SHEETS

	As of December 31,
	2003	2002
Assets
Cash in subsidiary	$16,461	$53,986
Investment in subsidiary, at equity in underlying net assets	8,426,904	7,401,281
Income tax receivable	46,244	10,344
Other current assets	—	2,198

Total Assets	$8,489,609	$7,467,809

Liability
Due to subsidiary - income taxes	$21,933	$4,491

Shareholders’ Equity:
Common stock, $1 par value; authorized 1,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Additional paid-in capital surplus	4,608,000	4,608,000
Retained earnings	3,277,253	2,147,179
Accumulated other comprehensive income	70,423	196,139

Total shareholders’ equity	8,467,676	7,463,318

Total Liabilities and Shareholders’ Equity	$8,489,609	$7,467,809

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2003

STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2003	2002	2001
Revenues -
Dividend Income	$—	$28,000	$15,000
Operating Expenses	39,835	16,782	26,383

Income (Loss) Before Taxes and Equity Income of Subsidiary	(39,835)	11,218	(11,383)
Benefit of income taxes	18,569	5,029	8,627

Income (Loss) Before Equity Income of Subsidiary	(21,266)	16,247	(2,756)
Equity in undistributed income of subsidiary	1,151,340	897,946	722,004

Net Income	1,130,074	914,193	719,248
Retained Earnings, Beginning	2,147,179	1,232,986	513,738

Retained Earnings, Ending	$3,277,253	$2,147,179	$1,232,986

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$1,130,074	$914,193	$719,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(1,151,340)	(897,946)	(722,004)
Net change in operating assets and liabilities:
Accrued income and other assets	(33,702)	33,480	18,009
Accrued expenses and other liabilities	17,443	(952)	(31,552)

Net cash provided by (used in) operating activities	(37,525)	48,775	(16,299)

Net increase (decrease) in cash and cash equivalents	(37,525)	48,775	(16,299)
Cash and cash equivalents at beginning of year	53,986	5,211	21,510

Cash and cash equivalents at end of year	$16,461	$53,986	$5,211

PART III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management, including our Chief Executive Officer (who also acts as our principal financial and accounting officer), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in our periodic filings with the Securities and Exchange Commission. There have been no significant changes in our internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date we carried out our evaluation, and there has been no corrective actions with respect to significant deficiencies or material weaknesses.

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The following table sets forth for each director of the Company (1) the person’s name, (2) his or her age at December 31, 2003, and (3) his or her positions with the Company other than as a director and his or her other business experience for the past five years. All persons listed below have been directors of the Company since its incorporation in April 1997.

NAME (AGE)	BUSINESS EXPERIENCE
Harry Shearouse (57)	President, Chief Executive Officer of the Company and Chairman of the Bank

Jon G. Burns (51)	Owner and Operator of B&S Feed and Farm Supply

Charles E. Hartzog (67)	Retired Bank Executive and Real Estate investor

Philip M. Heidt (55)	Owner of Heidt Real Estate Services, Inc., which operates Century 21/Heidt Realty and Real Estate Developer

W. Harvey Kieffer (61)	Real Estate Developer

C. Murray Kight (71)	Real Estate Developer

Thomas C. Strickland, Jr. (61)	Owner and Operator of Strickland Funeral Home, Inc. and Real Estate Developer

Mariben M. Thompson (63)	Real Estate and Diversified Investor

Thomas O. Triplett, Sr. (68)	Retired Banker and Former Legislator

J. Terrell Webb (73)	Retired Pharmacist

H. Mitchell Weitman (57)	Pharmacist

NAME (AGE)	BUSINESS EXPERIENCE
Wendel H. Wilson (59)	Certified Public Accountant, Managing Partner of Wilson & Kessler, C.P.A.

The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. A copy may also be obtained, without charge, upon written request addressed to Citizens Effingham Bancshares, Inc., 802 S. Laurel Street, Springfield, Georgia 31329, Attention: Corporate Secretary. The request may also be delivered by fax to the Corporate Secretary at (912) 754-1398.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table presents the total compensation of the Company paid during fiscal years 2003, 2002 and 2001 to its chief executive officer.

Annual Compensation

				Other
				Annual
Name and Position	Year	Salary	Bonus	Compensation
Harry H. Shearouse,	2003	$112,500	$5,625	$8,125	*
President and Chief	2002	112,500	4,688	23,467	*
Executive Officer	2001	103,053	4,700	25,541	*

*Consists of profit sharing, 401k match, auto allowance, insurance and director’s fees.

Compensation Of Directors and Officers

During June 2002, the Board of Directors voted to start paying each director a retainer fee of $2,400 per year and $200 per monthly Board of Directors meeting effective July 2002. All outside directors are paid a fee of $100 per Loan Committee meeting.

Option Grants in Fiscal Year 2003

The Company granted 500 options to Michael Lee, president of the subsidiary bank, in fiscal year 2003 to be exercised by October 31, 2008. A total of 1,500 options, all unexercised, were outstanding as of December 31, 2003. The exercise price of all options is 1.8 times book value. The options had no in-the-money value at December 31, 2003 based on $25 market value of Company’s stock at December 31, 2003.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 15, 2004 by each director of the Company and all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

Information relating to beneficial ownership of the Company is based upon “beneficial ownership” concepts set forth in rules promulgated under the Securities Exchange Act of 1934, as amended. Under such rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose or to direct the disposition of such security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the record date.

	Number		Percent
Name and Address	Of Shares		Of Class
(a) Directors
Jon G. Burns 5829 Clyo Kildare Road Newington, GA 30446	23,500	(1)	4.59%
Charles E. Hartzog P.O. Box 433 Springfield, GA 31329	5,500		1.07%
Philip M. Heidt 2954 Springfield Egypt Road Springfield, GA 31329	8,350	(2)	1.63%
W. Harvey Kieffer 308 Merion Road Rincon, GA 31326	1,210	(3)	.23%
C. Murray Kight P.O. Box 323 Springfield, GA 31329	20,000		3.91%
Harry H. Shearouse (4) 610 Stillwell Road Springfield, GA 31329	10,200		1.99%

	Number		Percent
Name and Address	Of Shares		Of Class
Thomas C. Strickland, Jr. P.O. Box 295 Springfield, GA 31329	16,850	(5)	3.29%
Mariben M. Thompson P.O. Box 129 Guyton, GA 31312	5,000		0.98%
Thomas O. Triplett, Sr. 400 Lake Tomacheechee Drive Rincon, GA 31326	5,000		0.98%
J. Terrell Webb 904 North Ash Street Springfield, GA 31329	20,000	(6)	3.91%
H. Mitchell Weitman P.O. Box 188 Springfield, GA 31329	5,000		0.98%
Wendel H. Wilson 930 Old Dixie Highway Springfield, GA 31329	7,300	(7)	1.43%
(b) All Directors and Executive Officers as a Group (12 persons)	127,910		24.99%

(1) Consists of (i) 18,500 shares owned directly by Mr. Burns, and (ii) 5,000 shares owned by Mr. Burns’ children.

(2) Consists of (i) 7,500 shares owned directly by Mr. Heidt, and (ii) 850 shares held by Mr. Heidt’s spouse.

(3) Consists of (i) 710 shares owned directly by Mr. Kieffer and (ii) 500 shares held by Mr. Kieffer’s spouse.

(4) Mr. Shearouse is the only executive officer of the Company.

(5) Consists of (i) 3,850 shares owned directly by Mr. Strickland, (ii) 6,950 shares held in an IRA account for the benefit of Mr. Strickland, (iii) 1,050 shares held in a profit sharing plan for the benefit of Mr. Strickland, (iv) 1,300 shares held by Mr. Strickland’s spouse, (v) 270 shares held in an IRA account for the benefit of Mr. Strickland’s spouse and (vi) 3,430 shares held in a profit sharing plan for the benefit of Mr. Strickland’s spouse.

(6) Consists of (i) 15,000 shares owned directly by Mr. Webb and (ii) 5,000 shares held by Mr. Webb’s spouse.

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

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)	Financial Statements

The following financial statements are attached in Exhibit 13.1 and are incorporated herein by reference:

Report of Independent Certified Public Accountants
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

(b)	Reports on Form 8-K filed in the fourth quarter of 2003: None.

(c)	Exhibits

Exhibit
Number	Exhibit
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

21.1	Subsidiaries of Citizens Effingham Bancshares, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a).

Exhibit
Number	Exhibit
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2)	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees billed to the Company for the years ended December 31, 2003 and 2002 by Thigpen, Jones, Seaton & Co., P.C.

	2003	2002
Audit Fees	$18,010	$16,500
Audit-Related Fees	17,910	14,948
Tax Preparation Fees	3,500	2,700
All Other Fees	19,800	17,650

Total Fees	$59,210	$51,798

Audit Fees

     Audit fees represent fees billed by Thigpen, Jones, Seaton & Co., P.C. for professional services rendered in connection with the audit of the Company’s annual financial statements for 2003 and 2002.

Audit Related Fees

     Audit related fees represent fees for professional services reasonably related to the performance of the audit or review of the Bank’s financial statements not included in “Audit Fees” above. These include review of the financial statements included in the Bank’s quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

Tax Fees

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered for tax preparation, tax compliance, and tax planning.

Other Fees

     These “other fees” were for quarterly internal audit outsourcing provided under contract dated prior to May 6, 2003 and other professional services related to the Company’s IT system, ACH processing and membership in the FHLB.

     The audit committee has considered the provision of non-audit services by our principal accountant and has determined that the provision of these services was consistent with maintaining the independence of Citizens Effingham Bancshares’ principal accountant.

     The fees billed by Thigpen, Jones, Seaton & Co., P.C. (except for those included in the “All Other Fees”) were pre-approved by the audit committee for the Bank in accordance with the policies and procedures of the audit committee. The audit committee pre-approves all audit and the majority of non-audit services provided by the Bank’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2003, 63.2% of the fees incurred were pre-approved.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS EFFINGHAM BANCSHARES, INC.
By:	/s/Harry H. Shearouse

Harry H. Shearouse
President, Chief Executive Officer, and acting Chief Financial Officer

Date: March 26, 2004

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

Signature	Title	Date
/s/ Harry H. Shearouse Harry H. Shearouse	President, Chairman of the Board, Treasurer and Director, (Principal Executive Officer and acting Principal Financial and Accounting Officer)	March 26, 2004
/s/ Joe G. Burns Jon G. Burns	Director	March 26, 2004
/s/ Charles E. Hartzog Charles E. Hartzog	Director	March 26, 2004
/s/ Philip M. Heidt Philip M. Heidt	Director	March 26, 2004
/s/ W. Harvey Kieffer W. Harvey Kieffer	Director	March 26, 2004
/s/ C. Murray Kight C. Murray Kight	Director/Secretary	March 26, 2004
/s/ Thomas C. Strickland, Jr. Thomas C. Strickland, Jr.	Director	March 26, 2004
/s/ Mariben M. Thompson Mariben M. Thompson	Director	March 26, 2004
/s/ Thomas O. Triplett, Sr. Thomas O. Triplett, Sr.	Director	March 26, 2004
/s/ J. Terrell Webb J. Terrell Webb	Director	March 26, 2004
/s/ H. Mitchell Weitman H. Mitchell Weitman	Director	March 26, 2004
/s/ Wendel H. Wilson Wendel H. Wilson	Director	March 26, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company intends to hold its annual meeting of shareholders on April 20, 2004. The Company is including its Proxy Statement and Annual Report to Shareholders.

EXHIBIT INDEX

Exhibit
Number	Exhibit
3.3	Articles of Incorporation (1)

3.4	Bylaws (1)

4.2	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

21.2	Subsidiaries of Citizens Effingham Bancshares, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer (and Acting Chief Financial Officer) pursuant to Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2)	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.