Form 10QSB
period 2004-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2004-05-17
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

[X]	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004

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

Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 31, 2004

Transitional Small Business Disclosure Format (check one):

Yes [   ] No [X]

Citizens Effingham Bancshares, Inc. and Subsidiary

INDEX

PAGE
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.
Consolidated Balance Sheets (unaudited) –March 31, 2004 and December 31, 2003.	2
Consolidated Statements of Income (unaudited) — For the Three Months Ended March 31, 2004 and 2003	3
Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended March 31, 2004 and 2003.	4
Notes to Consolidated Financial Statements (unaudited)	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
ITEM 3. Controls and Procedures	9
PART II: OTHER INFORMATION	10
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets
March 31, 2004 and December 31, 2003
(Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Cash and due from banks	$4,065,668	$3,523,799
Interest-bearing cash	11,484	275,558
Federal funds sold	3,856,000	5,796,000

Total cash and cash equivalents	7,933,152	9,595,357

Securities available for sale, at fair value	9,812,975	9,455,000
Federal Home Loan Bank stock, restricted, at cost	258,500	198,800
Loans, net of unearned income	90,728,147	86,058,974
Less: allowance for loan losses	(1,231,525)	(1,107,357)

Loans, net	89,496,622	84,951,617

Bank premises and equipment, net	1,903,732	1,887,624
Accrued Interest Receivable	573,090	557,154
Cash surrender value life insurance	2,038,660	2,015,364
Other assets and accrued income	821,867	709,308

Total Assets	$112,838,598	$109,370,224

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$14,595,426	$12,329,284
Interest bearing	88,973,163	85,919,930

Total deposits	103,568,589	98,249,214
Accrued interest payable	244,441	245,497
Other borrowed funds	—	2,333,333
Other liabilities and accrued expenses	162,819	74,504

Total liabilities	103,975,849	100,902,548

Stotckholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	3,643,963	3,277,253
Accumulated other comprehensive income	98,786	70,423

Total stockholders’ equity	8,862,749	8,467,676

Total Liabilities and Stockholders’ Equity	$112,838,598	$109,370,224

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Statements of Income
For the Three Months Ended March 31, 2004 and March 31, 2003
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Interest Income:
Interest and fees on loans	$1,371,093	$1,377,734
Income on federal funds sold	8,964	11,180
Interest on investment securities	94,954	97,160

Total interest income	1,475,011	1,486,074

Interest Expense:
Deposits	410,269	551,947
Other interest expense	23,647	20,365

Total interest expense	433,916	572,312

Net interest income before provision for loan losses	1,041,095	913,762
Less - provision for loan losses	(90,000)	(90,000)

Net interest income after provision for loan losses	951,095	823,762

Other Operating Income:
Service charges on deposit accounts	108,154	100,449
Other service charges, commissions and fees	62,176	42,568
Other income	26,297	1,875

Total other operating income	196,627	144,892

Other Operating Expense:
Salaries	275,350	245,476
Employee Benefits	65,479	50,679
Net occupancy expense	27,170	25,947
Equipment rental and depreciation of equipment	53,328	50,568
Other expenses	219,887	225,272

Total other operating expenses	641,214	597,942

Income (Loss) Before Income Taxes	506,508	370,712
Provision for income taxes	(139,798)	(132,508)

Net Income (Loss)	$366,710	$238,204

Income (Loss) Per Share:
Basic	$0.72	$0.47

Diluted	$0.72	$0.47

* Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Three months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income/(loss)	$366,710	$238,204
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	90,000	90,000
Depreciation	35,728	38,448
Changes in accrued income and other assets	(151,791)	53,206
Changes in accrued expenses and other liabilities	72,648	127,797

Net cash provided by (used in) operating activities	413,295	547,655

Cash Flows from Investing Activities:
Net change in loans to customers	(4,635,005)	(3,504,736)
Purchase of available for sale securities	(1,000,000)	(1,250,000)
Proceeds from maturities, calls and paydowns of available for sale securities	684,999	754,205
Purchase of Federal Home Loan Bank stock	(59,700)	(31,600)
Property and equipment expenditures	(51,836)	(70,211)

Net cash provided by (used in) investing activities	(5,061,542)	(4,102,342)

Cash Flows from Financing Activities:
Net change in deposits	5,319,375	5,632,524
Payments from long-term borrowings	(2,333,333)	(16,667)

Net cash provided by (used in) financing activities	2,986,042	5,615,857

Net Increase (Decrease) in Cash and Cash Equivalents	(1,662,205)	2,061,170
Cash and Cash Equivalents, Beginning of Period	9,595,357	7,108,453

Cash and Cash Equivalents, End of Period	$7,933,152	$9,169,623

Supplement Cash Flow Information:
Cash paid for interest	$434,972	$565,156

Cash paid for income taxes	$46,244	$—

Citizens Effingham Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)	Other Comprehensive Income

During the three months ended March 31, 2004, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2003 follows:

Accumulated other comprehensive income (loss) at December 31, 2003	70,423
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax benefit of $14,611	28,363
Less: Reclassification adjustment for gains realized in net income	—

Accumulated other comprehensive income (loss) at March 31, 2004	$98,786

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2004 and 2003 are:

	Three Months Ended
	March 31,	March 31,
	2004	2003
Directors’ fees	$19,000	$43,400
Supplies/printing	18,503	60,193
Data processing	43,096	107,418
ATM expense	22,312	48,589

Citizens Effingham Bancshares, Inc. and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Periods Ended
March 31, 2004 and 2003

Interim Financial Condition

Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $112,838,598 as of March 31, 2004, compared to $109,370,224 at December 31, 2003. The most significant change in the composition of assets was an increase in loans from $86,058,974 to $90,728,147. Also, additional Federal Home Loan Bank stock was purchased during the first quarter at a cost of $59,700.

Liquidity

The Bank’s liquid assets as a percentage of total deposits were 7.66% at March 31, 2004, compared to 9.77% at December 31, 2003. The Company has approximately $4,200,000 in available federal fund lines of credit with correspondent banks, no advances were outstanding on these lines as of March 31, 2004 and December 31, 2003. The Company also has approximately $10,900,000 in an available line of credit with the Federal Home Loan Bank. The Company had $ -0- and $2,333,333 advanced on these lines as of March 31, 2004 and December 31, 2003, respectively. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

The capital of the Company totaled $8,862,749 as of March 31, 2004. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 7.95% at March 31, 2004, compared to 7.61% at December 31, 2003. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2004, the Bank had a risk-weighted total capital ratio of 10.46% compared to 10.64% at December 31, 2003, and a Tier I risk-weighted capital ratio of 9.21%, compared to 9.4% at December 31, 2003. The decrease is primarily caused by the continued growth in the loans.

Asset Quality

Nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $754,000 at March 31, 2004, an increase of $205,000 from December 31, 2003. There were no related party loans which were considered nonperforming at March 31, 2004. The composition of the nonperforming assets is presented in the following table:

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Periods Ended
March 31, 2004 and 2003

	March 31,	December 31,
	2004	2003
Loans on nonaccrual	$350,000	$242,000
Loans greater than 90 days past due	186,000	89,000
Other real estate owned	218,000	218,000
Other repossessed collateral	—	—

Total nonperforming assets	$754,000	$549,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.82%	0.63%

The allowance for loan losses totaled $1,231,525 at March 31, 2004, a net increase of $124,168 from December 31, 2003. The allowance for loan losses represented 1.4% and 1.3% of total loans at March 31, 2004 and December 31, 2003, respectively. An analysis of the allowance for loan losses since December 31, 2003 follows:

Allowance for loan losses at December 31, 2003	$1,107,357
Charge-offs:
Commercial	—
Real Estate	—
Installment	2,000

Total	2,000
Recoveries:
Commercial	13,000
Real Estate	8,168
Installment	15,000

Total	36,168
Provision charged to income	90,000

Allowance for loan losses at March 31, 2004	$1,231,525

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

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Periods Ended
March 31, 2004 and 2003

The Bank was most recently examined by its primary regulatory authority in September, 2003. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Bank’s liquidity, capital resources or operations.

Investment Securities

At March 31, 2004, the Bank had $9,812,975 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred tax benefit, was $28,363 on March 31, 2004. During the period ended March 31, 2004, the bank purchased $1,000,000 in investment securities available for sale. Also, as of March 31, 2004, the maturities and calls of investment securities totaled $684,999, resulting in neither a gain nor a loss. The bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Results of Operations

Net interest income for the first quarter of 2004 was $366,710, an increase of $128,506 (53.9%) compared to the same period for 2003. Interest income for the third quarter of 2004 was $1,475,011 representing a decrease of $11,063 (.74%) over the same period in 2003. The decrease in interest income was due to decreased interest rates on loans. Interest expense for the first quarter of 2004 decreased $138,396 (24.2%) compared to the same period in 2003. The decrease in interest expense is primarily due to a decrease in average interest rates charged on interest bearing deposits.

Amounts charged to expense related to the allowance for loan losses for the three months ended March 31, 2004 and 2003 were $90,000 and $90,000, respectively.

Other operating income for the first quarter of 2004 was $196,627, an increase of $51,735 compared to the same period in 2003.

Other operating expenses for the first quarter of 2004 were $641,214, an increase of $43,272 (7.2%) compared to the same period for 2003. The increase is primarily attributable to an increase of employee salaries and benefits of $44,674 (15.1%).

Citizens Effingham Bancshares, Inc. and Subsidiary

Item 3. Controls and Procedures
For the Three Months Ended March 31, 2004

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
Part II. Other Information
For the Three Months Ended March 31, 2004

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities

(a) Not Applicable

(b) Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended March 31, 2004

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

A. There have been no reports filed on form 8-K for the three months ended March 31, 2004.

B. Exhibit 31.1

C. Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/Harry H. Shearouse

Harry H. Shearouse
President and Chief Executive Officer

Date: May 11, 2004