Form 10QSB
period 2004-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2004-08-16
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☑	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

☐	Transition report under Section 13 or 15 (d) of the Exchange Act For the transition period from to

Commission file number 333-07914

CITIZENS EFFINGHAM BANCSHARES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	58-2357619

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at August 13, 2004

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☑

Citizens Effingham Bancshares, Inc. and Subsidiary

INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	PAGE
The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.
Consolidated Balance Sheets (unaudited) –June 30, 2004 and December 31, 2003.	2
Consolidated Statements of Income (unaudited) — For the Three Months Ended June 30, 2004 and 2003 and For the Six Months Ended June 30, 2004 and 2003	3
Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended June 30, 2004 and 2003.	4
Notes to Consolidated Financial Statements (unaudited)	5
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
ITEM 3. Controls and Procedures	11
PART II: OTHER INFORMATION	12
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2004 and December 31, 2003
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$3,451,889	$3,523,799
Interest-bearing cash	12,963	275,558
Federal funds sold	—	5,796,000

Total cash and cash equivalents	3,464,852	9,595,357

Securities available for sale, at fair value	9,280,517	9,455,000
Federal Home Loan Bank stock, restricted, at cost	258,500	198,800
Loans, net of unearned income	96,418,158	86,058,974
Less: allowance for loan losses	(1,278,329)	(1,107,357)

Loans, net	95,139,829	84,951,617

Bank premises and equipment, net	1,899,564	1,887,624
Accrued interest receivable	570,688	557,154
Cash surrender value life insurance	2,061,856	2,015,364
Other assets and accrued income	981,701	709,308

Total Assets	$113,657,507	$109,370,224

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$16,258,312	$12,329,284
Interest bearing	87,659,207	85,919,930

Total deposits	103,917,519	98,249,214
Accrued interest payable	239,008	245,497
Other borrowed funds	380,000	2,333,333
Other liabilities and accrued expenses	74,538	74,504

Total liabilities	104,611,065	100,902,548

Stockholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	3,984,942	3,277,253
Accumulated other comprehensive income	(58,500)	70,423

Total stockholders’ equity	9,046,442	8,467,676

Total Liabilities and Stockholders’ Equity	$113,657,507	$109,370,224

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended June 30, 2004 and 2003
and For The Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$1,484,976	$1,435,084	$2,856,069	$2,812,818
Income on federal funds sold	3,783	10,453	12,747	21,633
Interest on investment securities	90,415	95,582	185,369	194,849

Total interest income	1,579,174	1,541,119	3,054,185	3,029,300

Interest Expense:
Deposits	417,485	531,449	827,754	1,083,396
Other interest expense	561	21,414	24,208	41,779

Total interest expense	418,046	552,863	851,962	1,125,175

Net interest income before provision for loan losses	1,161,128	988,256	2,202,223	1,904,125
Less — provision for loan losses	(90,000)	(90,000)	(180,000)	(180,000)

Net interest income after provision for loan losses	1,071,128	898,256	2,022,223	1,724,125

Other Operating Income:
Service charges on deposit accounts	115,462	113,692	223,616	214,141
Other service charges, commissions and fees	60,425	36,685	122,601	79,253
Gain on sale of other real estate	6,054	—	6,054	—
Other income	27,008	3,743	53,305	3,511

Total other operating income	208,949	154,120	405,576	296,905

Other Operating Expense:
Salaries	285,020	259,393	560,370	504,869
Employee Benefits	62,086	51,139	127,565	101,818
Net occupancy expense	27,981	26,342	55,151	52,289
Equipment rental and depreciation of equipment	59,622	54,966	112,950	105,534
Other expenses	274,159	216,587	494,046	441,859

Total other operating expenses	708,868	608,427	1,350,082	1,206,369

Income Before Income Taxes	571,209	443,949	1,077,717	814,661
Provision for income taxes	(230,230)	(157,477)	(370,028)	(289,985)

Net Income	$340,979	$286,472	$707,689	$524,676

Income Per Share:
Basic	$0.67	$0.56	$1.38	$1.02

Diluted	$0.67	$0.56	$1.38	$1.02

*	Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$707,689	$524,676
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	180,000	180,000
Depreciation	73,097	76,922
Gain on sale of ORE	(6,054)	—
Changes in accrued income and other assets	(432,365)	120,444
Changes in accrued expenses and other liabilities	59,960	6,643

Net cash provided by (used in) operating activities	582,327	908,685

Cash Flows from Investing Activities:
Net change in loans to customers	(10,407,212)	(4,375,280)
Purchase of available for sale securities	(1,500,000)	(1,796,554)
Proceeds from maturities, calls and paydowns of available for sale securities	1,479,145	2,904,370
Proceeds from sale of other real estate	145,000	—
Purchase of Federal Home Loan Bank stock	(59,700)	(31,600)
Property and equipment expenditures	(85,037)	(79,287)

Net cash provided by (used in) investing activities	(10,427,804)	(3,378,351)

Cash Flows from Financing Activities:
Net change in deposits	5,668,305	7,135,825
Net increase in fed funds purchased	380,000	—
Net change in long-term borrowings	(2,333,333)	(66,667)

Net cash provided by (used in) financing activities	3,714,972	7,069,158

Net Increase in Cash and Cash Equivalents	(6,130,505)	4,599,492
Cash and Cash Equivalents, Beginning of Period	9,595,357	7,108,453

Cash and Cash Equivalents, End of Period	$3,464,852	$11,707,945

Supplement Cash Flow Information:
Cash paid for interest	$858,451	$1,117,238

Cash paid for income taxes	$360,000	$295,200

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)	Other Comprehensive Income

During the six months ended June 30, 2004, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2003 follows:

Accumulated other comprehensive income (loss) at December 31, 2003	70,423
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $(66,415)	(128,923)
Less: Reclassification adjustment for gains realized in net income	—

Accumulated other comprehensive income (loss) at June 30, 2004	$(58,500)

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2004 and 2003 are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Directors’ fees	$19,400	$19,100	$38,400	$38,540
Supplies/printing	25,824	15,137	44,327	35,666
Data processing	43,096	38,076	86,192	78,595
ATM expense	20,076	20,772	42,388	40,363
Other Losses	23,344	21	23,229	36

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2004 and 2003

The following discussion of financial condition as of June 30, 2004 compared to December 31, 2003, and the results of operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance is based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

Factors which could cause actual results to differ from expectations include, among other things:

•	the challenges, costs and complications associated with the continued development of our branches;

•	the potential that loan charge-offs may exceed the allowance for loan losses or that such allowance will be increased as a result of factors beyond the control of us;

•	our dependence on senior management;

•	competition from existing financial institutions operating in our market areas as well as the entry into such areas of new competitors with greater resources, broader branch networks and more comprehensive services;

•	adverse conditions in the stock market, the public debt market, and other capital markets (including changes in interest rate conditions);

•	changes in deposit rates, the net interest margin, and funding sources;

•	inflation, interest rate, market, and monetary fluctuations;

•	risks inherent in making loans including repayment risks and value of collateral;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations may be different than expected resulting in, among other things, a deterioration in credit quality or a reduced demand for credit, including the resultant effect on our loan portfolio and allowance for loan losses;

•	fluctuations in consumer spending and saving habits;

•	the demand for our products and services;

•	technological changes;

•	the challenges and uncertainties in the implementation of our expansion and development strategies;

•	the ability to increase market share;

•	the adequacy of expense projections and estimates of impairment loss;

•	the impact of changes in accounting policies by the Securities and Exchange Commission;

•	unanticipated regulatory or judicial proceedings;

•	the potential negative effects of future legislation affecting financial institutions (including without limitation laws concerning taxes, banking, securities, and insurance);

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	the timely development and acceptance of products and services, including products and services offered through alternative delivery channels such as the Internet;

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2004 and 2003

•	the impact on our business, as well as on the risks set forth above, of various domestic or international military or terrorist activities or conflicts;

•	other factors described in this report and in other reports we have filed with the Securities and Exchange Commission; and

•	Our success at managing the risks involved in the foregoing.

Forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses — A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows, operating income or loss, etc.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in the provision for loan losses. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance.

Management’s periodic evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.

Interim Financial Condition

Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $113,657,507 as of June 30, 2004, compared to $109,370,224 at December 31, 2003. The most significant change in the composition of assets was an increase in loans from $86,058,974 to $96,418,158 and a decrease in federal funds sold from $5,796,000 to $-0-.

Asset Quality

Nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $1,213,000 at June 30, 2004, an increase of $664,000 from December 31,

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2004 and 2003

2003. There were no related party loans which were considered nonperforming at June 30, 2004. The composition of the nonperforming assets is presented in the following table:

	June 30,	December 31,
	2004	2003
Loans on nonaccrual	$347,000	$242,000
Loans greater than 90 days past due	537,000	89,000
Other real estate owned	329,000	218,000
Other repossessed collateral	—	—

Total nonperforming assets	$1,213,000	$549,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	1.25%	0.64%

The allowance for loan losses totaled $1,278,329 at June 30, 2004, a net increase of $170,972 from December 31, 2003. The allowance for loan losses represented 1.3% and 1.3% of total loans at June 30, 2004 and December 31, 2003, respectively. An analysis of the allowance for loan losses since December 31, 2003 follows:

Allowance for loan losses at December 31, 2003	$1,107,357
Charge-offs:
Commercial	—
Real Estate	70,000
Installment	15,000

Total	85,000
Recoveries:
Commercial	49,000
Real Estate	7,972
Installment	19,000

Total	75,972
Provision charged to income	180,000

Allowance for loan losses at June 30, 2004	$1,278,329

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
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2004 and 2003

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

Results of Operations

Net interest income for the second quarter of 2004 was $2,202,223, an increase of $298,098 (15.7%) compared to the same period for 2003. Interest income for the second quarter of 2004 was $1,579,174 representing an increase of $38,055 (2.5%) over the same period in 2003. The increase in interest income was due to increased loan volume. Interest expense for the second quarter of 2004 decreased $134,817 (24.3%) compared to the same period in 2003. The decrease in interest expense is primarily due to a decrease in average interest rates charged on interest bearing deposits and reduced interest paid on the FHLB advance due to its payoff during the second quarter of 2004.

Amounts charged to expense related to the allowance for loan losses for the three months ended June 30, 2004 and 2003 were $180,000 and $180,000, respectively.

Other operating income for the second quarter of 2004 was $202,895, an increase of $48,775 compared to the same period in 2003.

Other operating expenses for the second quarter of 2004 were $702,814, an increase of $94,387 (15.5%) compared to the same period for 2003. The increase is primarily attributable to an increase in other expenses of $57,572 (26.6%).

Liquidity

The Bank’s liquid assets as a percentage of total deposits were 6.92% at June 30, 2004, compared to 9.77% at December 31, 2003. The Company has approximately $4,900,000 in available federal fund lines of credit with correspondent banks, no advances were outstanding on these lines as of June 30, 2004 and December 31, 2003. The Company also has approximately $2,400,000 in an available line of credit with the Federal Home Loan Bank. The Company had $ -0- and $2,333,333 advanced on these lines as of June 30, 2004 and December 31, 2003, respectively. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Capital

The capital of the Company totaled $9,046,442 as of June 30, 2004. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 7.97% at June 30, 2004, compared to 7.61% at December 31, 2003. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2004 and 2003

weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2004, the Bank had a risk-weighted total capital ratio of 10.42% compared to 10.64% at December 31, 2003, and a Tier I risk-weighted capital ratio of 9.17%, compared to 9.4% at December 31, 2003. The decrease is primarily caused by the continued growth in loans.

Investment Securities

At June 30, 2004, the Bank had $9,280,517 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred tax benefit, was $(128,923) on June 30, 2004. During the period ended June 30, 2004, the bank purchased $1,500,000 in investment securities available for sale. During the same period, the maturities and calls of investment securities totaled $1,479,145, resulting in neither a gain nor a loss. The bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 3. Controls and Procedures
For the Six Months Ended June 30, 2004

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
For the Six Months Ended June 30, 2004

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities

(a)	Not Applicable

(b)	Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended June 30, 2004

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

A.	There have been no reports filed on form 8-K for the three months ended June 30, 2004.

B.	Exhibit 31.1

C.	Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/Harry H. Shearouse

Harry H. Shearouse
President and Chief Executive Officer

Date: August 13, 2004