Form 10QSB
period 2004-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2004-11-15
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

☒	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

912-754-0754

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at September 30, 2004

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Citizens Effingham Bancshares, Inc. and Subsidiary

INDEX

PAGE
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

Consolidated Balance Sheets (unaudited) –September 30, 2004 and December 31, 2003.	2

Consolidated Statements of Income (unaudited) - For the Three Months Ended September 30, 2004 and 2003 and For the Nine Months Ended September 30, 2004 and 2003	3

Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended September 30, 2004 and 2003.	4

Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

ITEM 3. Controls and Procedures	11

PART II: OTHER INFORMATION	12
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets
September 30, 2004 and December 31, 2003
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$3,457,212	$3,523,799
Interest-bearing cash	11,801	275,558
Federal funds sold	3,268,000	5,796,000

Total cash and cash equivalents	6,737,013	9,595,357

Securities available for sale, at fair value	9,179,112	9,455,000
Federal Home Loan Bank stock, restricted, at cost	258,500	198,800
Loans, net of unearned income	99,755,480	86,058,974
Less: allowance for loan losses	(1,223,187)	(1,107,357)

Loans, net	98,532,293	84,951,617

Bank premises and equipment, net	1,901,473	1,887,624
Accrued interest receivable	644,844	557,154
Cash surrender value life insurance	—	2,015,364
Other real estate and repossessed assets	277,083	227,000
Other assets and accrued income	2,471,629	482,308

Total Assets	$120,001,947	$109,370,224

Liabilities and Shareholders’ Equity
Deposits:
Non-interest bearing	$16,023,181	$12,329,284
Interest bearing	92,052,296	85,919,930

Total deposits	108,075,477	98,249,214
Accrued interest payable	257,565	245,497
Other borrowed funds	2,000,000	2,333,333
Other liabilities and accrued expenses	124,042	74,504

Total liabilities	110,457,084	100,902,548

Stotckholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	4,414,042	3,277,253
Accumulated other comprehensive income	10,821	70,423

Total stockholders’ equity	9,544,863	8,467,676

Total Liabilities and Stockholders’ Equity	$120,001,947	$109,370,224

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Statements of Income
For the Three Months Ended September 30, 2004 and 2003
and For The Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest Income:
Interest and fees on loans	$1,576,183	$1,377,892	$4,432,252	$4,190,710
Income on federal funds sold	8,136	14,855	20,883	36,488
Interest on investment securities	90,635	98,989	276,004	293,838

Total interest income	1,674,954	1,491,736	4,729,139	4,521,036

Interest Expense:
Deposits	437,588	502,008	1,265,342	1,585,404
Other interest expense	3,591	21,017	27,799	62,796

Total interest expense	441,179	523,025	1,293,141	1,648,200

Net interest income before provision for loan losses	1,233,775	968,711	3,435,998	2,872,836
Less - provision for loan losses	(110,000)	(90,000)	(290,000)	(270,000)

Net interest income after provision for loan losses	1,123,775	878,711	3,145,998	2,602,836

Other Operating Income:
Service charges on deposit accounts	114,565	117,712	338,181	331,853
Other service charges, commissions and fees	65,384	39,308	187,985	118,561
Gain on sale of other real estate	—	—	6,054	—
Other income	25,870	5,439	79,175	8,950

Total other operating income	205,819	162,459	611,395	459,364

Other Operating Expense:
Salaries	287,799	270,217	848,169	775,086
Employee Benefits	66,164	54,993	193,729	156,811
Net occupancy expense	28,623	27,426	83,774	79,715
Equipment rental and depreciation of equipment	62,126	55,627	175,076	161,161
Other expenses	225,284	219,741	719,330	661,600

Total other operating expenses	669,996	628,004	2,020,078	1,834,373

Income Before Income Taxes	659,598	413,166	1,737,315	1,227,827
Provision for income taxes	(230,498)	(170,500)	(600,526)	(460,485)

Net Income	$429,100	$242,666	$1,136,789	$767,342

Income Per Share:
Basic	$0.84	$0.47	$2.22	$1.50

Diluted	$0.84	$0.47	$2.22	$1.50

* Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$1,136,789	$767,342
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	290,000	270,000
Depreciation	111,095	76,921
Gain on the sale of other real estate	(6,054)	—
Changes in accrued income and other assets	(61,647)	(161,084)
Changes in accrued expenses and other liabilities	92,310	55,781

Net cash provided by operating activities	1,562,493	1,008,960

Cash Flows from Investing Activities:
Net change in loans to customers	(14,059,705)	(4,024,650)
Purchase of available for sale securities	(2,000,000)	(6,900,167)
Proceeds from maturities, calls and paydowns of available for sale securities	2,185,582	6,082,712
Purchase of Federal Home Loan Bank stock	(59,700)	(31,600)
Proceeds from sale of other real estate	145,000	—
Property and equipment expenditures	(124,944)	(80,963)

Net cash used in investing activities	(13,913,767)	(4,954,668)

Cash Flows from Financing Activities:
Net change in deposits	9,826,263	7,963,696
Net decrease in fed funds purchased	—	—
Proceeds from short-term borrowings	(333,333)	—
Proceeds from long-term borrowings	—	(116,667)

Net cash provided by financing activities	9,492,930	7,847,029

Net Increase (Decrease) in Cash and Cash Equivalents	(2,858,344)	3,901,321
Cash and Cash Equivalents, Beginning of Period	9,595,357	7,108,453

Cash and Cash Equivalents, End of Period	$6,737,013	$11,009,774

Supplement Cash Flow Information:
Cash paid for interest	$1,281,073	$1,669,251

Cash paid for income taxes	$530,000	$475,700

Citizens Effingham Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(2)	Other Comprehensive Income

During the nine months ended September 30, 2004, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2003 is as follows:

Accumulated other comprehensive income (loss) at December 31, 2003	$70,423
Other comprehensive income, net of tax:
Change in unrealized loss on securities availible for sale net of deferred income tax expense of $(30,704)	(59,602)
Less: Reclassification adjustment for gains realized in net income	—

Accumulated other comprehensive income (loss) at September 30, 2004	$10,821

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2004 and 2003 are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Directors’ fees	$18,500	$18,900	$56,900	$57,440
Supplies/printing	18,531	21,312	62,858	56,978
Data processing	43,096	37,401	129,288	115,996
ATM expense	19,964	21,318	62,352	61,681

Citizens Effingham Bancshares, Inc. and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Periods Ended September 30, 2004 and 2003

The following discussion of financial condition as of September 30, 2004 compared to December 31, 2003, and the results of operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

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

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Periods Ended
September 30, 2004 and 2003

through alternative delivery channels such as the Internet;

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

CRITICAL ACCOUNTING POLICIES

Allowance for Loan Losses - A loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Uncollateralized loans are measured for impairment based on the present value of expected future cash flows discounted at the historical effective interest rate, while all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The Bank uses several factors in determining if a loan is impaired. The internal asset classification procedures include a thorough review of significant loans and lending relationships and include the accumulation of related data. This data includes loan payment status, borrowers’ financial data, and borrowers’ operating factors such as cash flows, operating income or loss, etc.

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

Interim Financial Condition

Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $120,001,947 as of September 30, 2004, compared to $109,370,224 at December 31, 2003. The most significant change in the composition of assets was an increase in loans from $86,058,974 to $99,755,480 and a decrease in federal funds sold from $5,796,000 to $3,268,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Periods Ended
September 30, 2004 and 2003

Asset Quality

Nonperforming assets which includes non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $724,000 at September 30, 2004, an increase of $175,000 from December 31, 2003. There were no related party loans which were considered nonperforming at September 30, 2004. The composition of the nonperforming assets is presented in the following table:

	September 30,	December 31,
	2004	2003
Loans on nonaccrual	$361,000	$242,000
Loans greater than 90 days past due	86,000	89,000
Other real estate owned	274,000	218,000
Other repossessed collateral	3,000	—

Total nonperforming assets	$724,000	$549,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.72%	0.64%

The allowance for loan losses totaled $1,223,187 at September 30, 2004, a net increase of $115,830 from December 31, 2003. The allowance for loan losses represented 1.2% and 1.3% of total loans at September 30, 2004 and December 31, 2003, respectively. An analysis of the allowance for loan losses since December 31, 2003 follows:

Allowance for loan losses at December 31, 2003	$1,107,357
Charge-offs:
Commercial	93,000
Real Estate	127,000
Installment	46,000

Total	266,000
Recoveries:
Commercial	49,000
Real Estate	18,000
Installment	24,830

Total	91,830
Provision charged to income	290,000

Allowance for loan losses at September 30, 2004	$1,223,187

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Periods Ended
September 30, 2004 and 2003

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

Results of Operations

Net interest income before provision for loan losses for the third quarter of 2004 was $3,435,998, an increase of $563,162 (19.6%) compared to the same period for 2003. Interest income for the third quarter of 2004 was $4,729,139 representing an increase of $208,103 (4.6%) over the same period in 2003. The increase in interest income was due to increased interest rates on loans. Interest expense for the third quarter of 2004 decreased $355,059 (21.5%) compared to the same period in 2003. The decrease in interest expense is primarily due to a decrease in average interest rates charged on interest bearing deposits.

Amounts charged to expense related to the allowance for loan losses for the nine months ended September 30, 2004 and 2003 were $290,000 and $270,000, respectively.

Other operating income for the third quarter of 2004 was $611,395, an increase of $152,031 compared to the same period in 2003.

Other operating expenses for the third quarter of 2004 were $2,020,078, an increase of $185,705 (1%) compared to the same period for 2003. The increase is primarily attributable to an increase of employee salaries, benefits, and equipment rentals of $123,916 (11.3%).

Liquidity

The Bank’s liquid assets as a percentage of total deposits were 9.60% at September 30, 2004, compared to 9.77% at December 31, 2003. The Company has approximately $5,000,000 in available federal fund lines of credit with correspondent banks, no advances were outstanding on these lines as of September 30, 2004 and December 31, 2003. The Company also has approximately $2,000,000 in an available line of credit with the Federal Home Loan Bank. The Company had $2,000,000 and $2,333,333 advanced on these lines as of September 30, 2004 and December 31, 2003, respectively. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Nine Months in the Periods Ended
September 30, 2004 and 2003

Capital

The capital of the Company totaled $9,544,863 as of September 30, 2004. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 8.20% at September 30, 2004, compared to 7.61% at December 31, 2003. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2004, the Bank had a risk-weighted total capital ratio of 10.44% compared to 10.64% at December 31, 2003, and a Tier I risk-weighted capital ratio of 9.25%, compared to 9.4% at December 31, 2003. The decrease is primarily caused by the continued growth in the loans.

Investment Securities

At September 30, 2004, the Bank had $9,179,112 in investment securities available-for-sale. The net unrealized gain on available for sale securities, net of deferred tax benefit, was $(59,602) on September 30, 2004. During the period ended September 30, 2004, the bank purchased $2,000,000 in investment securities available for sale. Also, as of September 30, 2004, the maturities and calls of investment securities totaled $2,185,582 resulting in neither a gain nor a loss. The bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Citizens Effingham Bancshares, Inc. and Subsidiary

Item 3. Controls and Procedures
For the Nine Months Ended September 30, 2004

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

Part II. Other Information
For the Nine Months Ended September 30, 2004

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Changes in Securities

(a)	Not Applicable

(b)	Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to security holders for a vote during the three months ended September 30, 2004

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K.

A.	There have been no reports filed on form 8-K for the three months ended September 30, 2004.

B.	Exhibit 31.1

C.	Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/ Harry H. Shearouse

Harry H. Shearouse
President and Chief Executive Officer

Date: October 29, 2004