Form 10KSB
period 2004-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2005-03-31
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

☐	Transition report under Section 13 or 15 (d) of the Exchange Act
For the transition period from to

Commission file number    333-07914

CITIZENS EFFINGHAM BANCSHARES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

GEORGIA	58-2357619

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Yes ☑  No

Check if disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or an information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

State issuer’s revenues for its most recent fiscal year: $7,468,769

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:    $17,920,000 as of March 18, 2005

APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 15, 2005

DOCUMENTS INCORPORATED BY REFERENCE: NONE

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

The Company does not have any employees who are not also employees of the Bank.

The Company’s main office is located at 802 South Laurel Street, Springfield, Georgia. The Bank opened a branch in November 1998 located at 600 South Columbia Avenue in Rincon, Georgia. A new branch located at 109 W. Central Boulevard, Guyton, Georgia is under construction and is expected to open in June 2005.

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

Effingham County is located about 29 miles north of Savannah near the coast of Georgia. This close proximity to Savannah allows industries in Effingham County to enjoy high-capacity utility service and to benefit from favorable corporate taxes. Effingham County has recently opened a new industrial park located on Highway 21 between Springfield and Rincon. This industrial park offers 660 acres for development. The county has also experienced small business development through the opening of two new banks, six new physicians’ offices, several professional services, and additional nationally recognized retail stores and restaurants.

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

The Bank’s legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for secured loans. The Bank’s statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Accordingly, the Bank’s legal lending limits are approximately $975,000 for unsecured loans and approximately $1,625,000 for secured loans. While the Bank generally employs more conservative lending limits, the board of directors has discretion to lend up to the legal lending limits as described above.

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

Deposits

The Bank offers core deposits including checking accounts, money market accounts, a variety of certificates of deposit, and IRA accounts. The Bank employs an aggressive marketing plan in the overall service area, a broad product line, and competitive services as its primary means to attract deposits. The primary sources of deposits are residents of, and businesses and their employees located in, Effingham County, obtained through personal solicitation by the Bank’s officers, directors and employees, direct mail solicitations and advertisements published in the local media. The Bank generates deposits by offering a broad array of competitively-priced deposit services, including demand deposits, regular savings accounts, money market deposits, certificates of deposit, retirement accounts, and other deposit or funds transfer services that may be permitted by law or regulation and that may be offered to remain competitive in the market.

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

Employees

The Company has one employee, who is also an employee of the Bank. At December 31, 2004 the Bank had 22 full-time employees at the Springfield office and 11 full-time employees at the Rincon office. The Bank employed 33 full-time equivalent employees. The Company and the Bank consider the relationship with their employees to be excellent.

Competition

Effingham County has offices of five other commercial banks. BB&T has one office in Springfield and one office in Rincon. Bank of America, The Coastal Bank and The Heritage Bank all have an office in Rincon. Effingham County also has one credit union, Fort Stewart Georgia Federal Credit Union, located in Rincon.

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework.

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has been in existence only for a limited amount of time or will result in specified concentrations of deposits.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized—in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, we qualified for the “adequately capitalized” category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 our ratio of total capital to risk-weighted assets was 9.9% and our ratio of Tier 1 Capital to risk-weighted assets was 8.8%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 7.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

At January 1, 2005, the Bank was able to pay approximately $808,000 in dividends to the Company without prior regulatory approval.

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

Selected Statistical Information

The following statistical information is provided for the Company for the years ended December 31, 2004 and 2003. The data is presented primarily using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.

I. Distribution of Assets, Liabilities, and Stockholder’s Equity; Interest Rates and Interest Differential

The following table reflects the tax-equivalent yields of interest-earning assets and interest-bearing liabilities:

	2004			2003
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield	Balance	Expense	Yield
	(Dollars in Thousands)
Interest-earning assets:
Interest-earning deposits and fed funds sold	$3,183	$43	1.35%	$5,887	$47	0.80%
Investment Securities:
Taxable investment securities	9,042	345	3.82%	8,408	379	4.51%
Tax-exempt investment securities	259	8	4.19%	262	8	4.19%
FHLB Stock	246	8	3.25%	192	8	4.17%
Loans (including loan fees)	96,598	6,225	6.44%	86,766	5,564	6.41%

Total interest earning assets	109,328	6,629	6.06%	101,515	6,006	5.92%

Allowance for loan losses	(1,247)			(1,106)
Cash & due from banks	2,948			3,066
Premises and equipment	1,918			1,899
Other assets	3,396			1,408

Total assets	$116,343			$106,782

Interest bearing liabilities:
Deposits:
Demand deposits	4,977	25	0.50%	5,396	27	0.50%
Savings and Money Market	36,364	500	1.37%	31,879	471	1.48%
Time deposits	48,703	1,251	2.57%	46,779	1,541	3.29%
Other borrowings	1,180	40	3.39%	2,431	83	3.41%

Total interest bearing liabilities	91,224	1,816	1.99%	86,485	2,122	2.45%

Non-interest bearing deposits	15,541			11,991
Other liabilities	423			423
Stockholders’ equity	9,155			7,883

Total liabilities and stockholders’ equity	$116,343			$106,782

Net interest income		$4,813			$3,884
Net interest spread			4.07%			3.46%

Net interest yield on average earning assets	$109,328	$4,813	4.40%	$101,515	$3,884	3.83%

As of December 31, 2004 and 2003 loans in nonaccrual status approximated $197,000 and $242,000, respectively.

Statistical Information, continued

Loan fees are included in the interest income computation and were $601,028 and $533,994 as of December 31, 2004 and 2003, respectively.

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

	2004 Compared to 2003			2003 Compared to 2002
	Increase(decrease)			Increase(decrease)
	due to changes in			due to changes in
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change
Interest earned on:
Interest earning deposits and fed funds sold	(22)	18	(4)	40	(40)	—
Investment securities:
Taxable investment securities	29	(63)	(34)	77	(45)	32
Tax-exempt investment securities	—	—	—	1	(1)	—
Loans	630	31	661	722	(755)	(33)

Total interest income	637	(14)	623	840	(841)	(1)

Interest paid on:
Deposits:
Demand deposits	(2)	—	(2)	8	(11)	(3)
Savings	66	(37)	29	148	(141)	7
Time deposits	63	(353)	(290)	108	(686)	(578)
Other borrowings	(43)	—	(43)	1	10	11

Total interest expense	84	(390)	(306)	265	(828)	(563)

Statistical Information, continued

II. Investment Portfolio - Carrying Value of Securities

The following tables summarize the investment portfolio by type and maturity:

	Available for Sale
	2004	2003
	(Amounts in Thousands)
U.S. Government Agencies	$5,294	$4,938
State, county and municipal	256	261
Mortgage-Backed Securities	3,353	4,256

Total	$8,903	$9,455

Expected Maturities

	Available for Sale
	Within		After One		After Five
	One		But Within		But Within		After
	Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Totals
	(Dollars in Thousands)
U.S. Government Agencies	$1,514	4.6%	$3,780	2.9%	$—	—	$—	—	5,294
State, county and municipal	—	—	256	3.3%	—	—	—	—	256
Mortgage-Backed Securities	—	—	1,785	3.2%	1,568	3.4%	—	—	3,353

Total	$1,514	4.6%	$5,821	3.0%	$1,568	3.4%	$—	—	$8,903

The Company had no securities classified as held to maturity or trading as of December 31, 2004 and 2003.

Statistical Information, continued

III. Loan Portfolio

The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

	2004		2003
	(Dollars in Thousands)
Commercial	$15,682	14.7%	$12,356	14.4%
Commercial - Business Real Estate	27,692	26.0%	23,722	27.6%
Real Estate - Construction	34,561	32.4%	21,352	24.8%
Real Estate - Mortgage	21,981	20.6%	21,439	24.9%
Installment Loans to Individuals	6,760	6.3%	7,190	8.3%

Total Loans	106,676	100.0%	86,059	100.0%
Less: Allowance for Loan losses	(1,254)		(1,107)

Total	$105,422		$84,952

					Rate Structure
	Maturity				> One Year
		Over One	Due		Fixed	Variable
	One Year	Through	After		Interest	Interest
	or Less	Five Years	Five Years	Total	Rate	Rate
Commercial	$8,111	$7,571	$—	$15,682	$1,486	$6,085

Real estate - construction	31,593	2,948	20	34,561	1,202	1,766

Total	$39,704	$10,519	$20	$50,243	$2,688	$7,851

Statistical Information continued

IV. Summary of Loan Loss Experience

	2004	2003
	(Amounts in Thousands)
Allowance for possible loan losses, beginning of period	$1,107	$923

Charge-offs:
Commercial	93	42
Real estate - construction	232	35
Real estate - mortgage	—	39
Consumer loans	100	51

Total	425	167

Recoveries:
Commercial	55	33
Real estate - construction	18	2
Real estate - mortgage	—	—
Consumer loans	29	46

Total	102	81

Net charge-offs	323	86

Additions charged to operations	470	270
Adjustments	—	—

Allowance for possible loan losses, end of period	1,254	1,107

Average loans outstanding, net of unearned income	$96,598	$86,766

Ratio of net charge-offs during the period to average loans outstanding during the period	0.33%	0.10%

Risk Elements
(Thousands)

	2004	2003
Loans 90 days past due	$28	$89
Loans on nonaccrual	197	243
Other Real Estate	140	—

Total Nonperforming assets	$365	$332

Total Nonperforming assets as a Percentage of loans	0.38%	0.38%

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

The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2004:

	Allocated	% of Total
	Amount	Allowance
Commercial	184	14.7%
Commercial - Business Real Estate	326	26.0%
Real Estate - Construction	407	32.4%
Real Estate - Mortgage	258	20.6%
Installment Loans to Individuals	79	6.3%

Total	1,254	100.0%

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios, which reflect average ratios of 1.23% (national peer) and 1.39% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

Statistical Information, continued

V. Deposits

The following table summarizes the average balances and average rates for deposit accounts:

	2004		2003
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)
Non-interest bearing deposits	$15,541		$11,991

Interest bearing demand deposits	4,977	0.50%	5,396	0.50%

Savings and money market deposits	36,364	1.37%	31,879	1.48%

Time deposits	48,703	2.57%	46,779	3.29%

Total average deposits	$105,585	1.99%	$96,045	2.45%

As of December 31, 2004 the amount outstanding of time certificates of deposit of $100,000 or more was $26,727 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

(Thousands)
3 months or less	$4,466
over 3 through 12 months	11,123
over 1 through 3 years	6,736
over 3 years	4,402

Total	$26,727

VI. Selected Financial Data (amounts in thousands, except per share amounts)

The following represents selected financial data for the years ended December 31, 2004 and 2003. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

	(Thousands)
	2004	2003
Interest and Dividend Income	$6,630	$6,006
Interest Expense	1,816	2,122
Net Interest Income	4,814	3,884
Provision for Loan Losses	470	270
Net Earnings	1,603	1,130
Net Earnings Per Share	3.13	2.21
Total Average Stockholder’s Equity	9,155	7,883
Total Average Assets	116,343	106,782
Return on average assets	1.38%	1.06%
Return on average equity	17.51%	14.33%
Average equity to average asset ratio	7.87%	7.38%

Statistical Information, continued

VII. Short-term Borrowings

No category of short-term borrowings exceeds 30% of stockholders’ equity.

ITEM 2. DESCRIPTION OF PROPERTIES

The Bank owns the property on which its main office is located in Springfield, Georgia at 802 South Laurel Street on approximately 1.29 acres of land. The two-story brick building contains approximately 4,962 square feet, with an attached drive-up canopy of approximately 1,883 square feet. The building has five teller stations and one ATM station. The facility contains operations space and a boardroom on the upper level, with significant room for expansion.

The Bank also owns a branch in Rincon, Georgia at 600 South Columbia Avenue that was opened in November 1998. In 2004, the Rincon branch facilities were expanded to include five additional offices increasing the square footage by approximately 1,200 square feet to 4,957 square feet. The branch has an attached drive-up canopy of approximately 1,883 square feet. The Rincon office is located on approximately 1.57 acres of land. The building has four teller stations and one ATM station.

The Bank plans to open a new full service branch in Guyton, Georgia at 109 W. Central Boulevard in June 2005. The one-story brick building will contain approximately 2,629 square feet, with an attached drive-up canopy of approximately 700 square feet. The building sits on .92 acres of land and will include four teller stations and one ATM station.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no market for the shares of common stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company’s common stock to be traded on any stock exchange or over-the-counter market. As a result, investors who need or wish to dispose of all or part of their shares may be unable to do so except in private, directly negotiated sales. Based on the limited trading information available to the Company, sporadic trades occurred during 2004 for prices ranging from $30 to $35.

The Company had 470 shareholders as of March 18, 2005.

There have been no unregistered sales of the Company’s securities since the Company’s incorporation in April 1997.

The Company paid cash dividends of $256,000 and $0 in 2004 and 2003, respectively.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2004 which are included in this Annual Report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

FINANCIAL CONDITION

General

Total assets of $128,078,357 at December 31, 2004 are an increase of 17.1% from $109,370,224 at December 31, 2003. At December 31, 2004, total deposits had increased 18.1% to $116,077,382 from $98,249,214 at December 31, 2003. Total loans increased 24.1% to $105,422,149 from $84,951,617 at December 31, 2003. This represented a loan to deposit ratio at December 31, 2004 of 90.8% compared to 86.5% at December 31, 2003. Earning assets represented approximately 93.7% and 92.1% of total assets at December 31, 2004 and 2003, respectively.

Capital

At December 31, 2004, the Bank’s capital position was well in excess of FDIC guidelines to meet the definition of “capital adequacy.” Based on the level of the Bank’s risk weighted assets at December 31, 2004, the Bank had $2.2 million more capital than necessary to satisfy the “capital adequacy” criteria.

At December 31, 2003, the Bank’s capital position was well in excess of FDIC guidelines to meet the definition of “capital adequacy.” Based on the level of the Bank’s risk weighted assets at December 31, 2003, the Bank had $2.3 million more capital than necessary to satisfy the “capital adequacy” criteria.

Liquidity

The Bank’s internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. Traditional sources of liquidity include asset maturities and growth in core deposits. Investment securities provide an available means of raising cash, with limited loss, if liquidity needs arise. At December 31, 2004, the

Bank held $8,903,137 in investment securities available for sale. The Bank had no securities classified as held to maturity as of December 31, 2004. The Bank was in a federal funds sold position at December 31, 2004 and 2003.

Current deposits provide the primary liquidity resource for loan disbursements and Bank working capital. The Bank expects earnings from loans and investments and other banking services, as well as the current loan to deposit position, to provide sufficient liquidity for both the short- and long-term. The Bank intends to manage its loan growth such that deposit flows will provide the primary funding for all loans as well as cash reserves for working capital and short- to intermediate-term marketable investments.

The Bank has established a Federal Funds line of credit with two correspondent banks, which totals $5,000,000. This line is unsecured and is designed to provide the Bank with short-term liquidity. The Bank had $-0- advanced on these lines as of December 31, 2004 and 2003.

On September 25, 2002, the Federal Home Loan Bank of Atlanta, Georgia confirmed that they had established a Credit Availability for the Bank at 10 percent of the Bank’s total assets. For purposes of Credit Availability, total assets would be based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. As of December 31, 2004 and 2003, the Bank had $1,950,000 and $2,333,333 extended against this Credit Availability. The advance of $1,950,000 bears interest at 3.21% and is due on October 22, 2007.

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

For the years ended December 31, 2004 and 2003, the Company had net income of $1,602,658 ($3.13 per share) and $1,130,074 ($2.21 per share), respectively. This increase was primarily attributable to the interest expense decrease of $305,682 from $2,121,970 at December 31, 2003 to $1,816,288 for the year ended December 31, 2004, which was offset by a noninterest expense increase of $168,995 from $2,553,678 at December 31, 2003 to $2,722,673 for the year ended December 31, 2004.

The following table shows the related results of operations ratios for Assets and Equity for the years ended December 31, 2004 and 2003:

	(Thousands)
	2004	2003
Interest and Dividend Income	$6,630	$6,006
Interest Expense	1,816	2,122
Net Interest Income	4,814	3,884
Provision for Loan Losses	470	270
Net Earnings	1,603	1,130
Net Earnings Per Share	3.13	2.21
Total Average Stockholder’s Equity	9,155	7,883
Total Average Assets	116,343	106,782
Return on average assets	1.38%	1.06%
Return on average equity	17.51%	14.33%
Average equity to average asset ratio	7.87%	7.38%

Interest Income/ Interest Expense

For the period ended December 31, 2004, interest income from loans and investments, including loan fees of $601,028, was $6,629,651 representing a yield of 6.06% on average earning assets of $109,328,000. Interest expense was $1,816,288, representing a cost of 1.99% on average interest bearing liabilities of $91,224,000. Net interest income was $4,813,363, producing a net yield of 4.40% on average earning assets.

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

Asset Quality

The provision for loan losses for the years ended December 31, 2004 and 2003 was $470,000 and $270,000, respectively. Total charge-offs were $425,500 and $167,543 for the years ended December 31, 2004 and 2003, respectively, and were related to the Bank’s consumer and commercial portfolios. At December 31, 2004 and 2003 the Bank had $28,000 and $89,000 loans past due 90 days or more, respectively. Also at December 31, 2004 and 2003, the Bank had $197,000 and $242,000 loans on non-accrual status. The allowance for loan losses at December 31, 2004 and 2003 was $1,253,685 and $1,107,357, respectively. This represents 1.18% and 1.29% of total loans at December 31, 2004 and 2003, respectively.

Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00% to 1.50%. This is based on national peer group ratios and Georgia ratios that reflect average ratios of 1.23% (national peer) and 1.39% (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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

Non-Interest Income

Non-interest income for the years ended December 31, 2004 and 2003 was $839,118 and $661,140, respectively. This consisted primarily of service charges on deposit accounts, which were $456,483 and $445,659 for the years ended December 31, 2004 and 2003, respectively, and miscellaneous service fees which were $276,928 and $183,132 for the years ended December 31, 2004 and 2003, respectively. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services. This income should grow with the growth in the Bank’s demand deposit account base.

Non-Interest Expense

Non-interest expense for the years ended December 31, 2004 and 2003 was $2,722,673 and $2,553,678, respectively. This consisted primarily of salaries and benefits, which were $1,411,208 and $1,294,364 for the years ended December 31, 2004 and 2003, respectively.

Other major non-interest expenses included:

	2004	2003
Professional services	$63,210	$61,300
Data processing services	172,774	159,969
Supplies/postage/printing	82,681	77,530
Equipment service and rent	75,079	76,278
ATM expenses	82,568	83,125
Directors fees	75,600	75,940

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

The Bank’s interest rate sensitivity position at December 31, 2004 is set forth in the table below:

	0-90	91-365	Over 1 Year	Over
	Days	Days	thru 5 Years	5 Years
Interest Rate Sensitive Assets (Amounts in thousands):
Loans	$89,627	$3,227	$13,471	$159
Securities	502	515	4,534	3,353
FHLB Stock	307	—	—	—
Federal Funds Sold	5,347	—	—	—

Total Interest Rate Sensitive Assets	$95,783	$3,742	$18,005	$3,512

Interest Rate Sensitive Liabilities (Amounts in thousands):
Interest Bearing Demand Deposits	$—	$—	$—	$11,625
Savings and Money Market Deposits	2,334	—	—	27,183
Time Deposits	10,420	24,585	22,699	—
Other Borrowings	—	—	1,950	—

Total Interest Rate Sensitive Liabilities	$12,754	$24,585	$24,649	$38,808

Interest Rate Sensitivity GAP	$83,029	$(20,843)	$(6,644)	$(35,296)

Cumulative Interest Rate Sensitivity GAP	$83,029	$62,186	$55,542	$20,246

Cumulative GAP as a % of total assets at December 31, 2004	64.83%	48.55%	43.37%	15.81%

Cumulative GAP as a % of total assets at December 31, 2003	52.12%	36.03%	48.41%	18.25%

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

It is the policy of the Bank to include money market and NOW accounts in the over five-year repricing period in calculating cumulative gap. This methodology is based on the Bank’s experience that these deposits represent “core” deposits of the Bank and the repricing of these deposits does not move with the same magnitude as general market rates. The Bank’s rates for these deposits are consistently in the mid-range for the market area and this has not had an adverse effect on the Bank’s ability to maintain these deposit accounts. The Bank believes that placing these deposits in an earlier repricing period would force the Bank to inappropriately shorten its asset maturities to obtain the targeted gap range. This would leave the Bank exposed to falling interest rates and unnecessarily reduce its net interest margin.

At December 31, 2004, the above gap analysis indicates a positive cumulative gap position thru the one-year time interval of $62,186,000. A positive gap position indicates that the Company’s rate sensitive assets will reprice faster than its rate sensitive liabilities, with 37% of rate sensitive liabilities and 74% of rate sensitive assets repricing within one year. The Bank is asset sensitive through the five-year time horizon, meaning that rising rates tend to be beneficial, and is liability sensitive at the over five-year time horizon, meaning that falling rates tend to be beneficial to the Bank’s net interest margin. If interest rates were to rise in excess of 200 basis points, the Bank could experience improved earnings in the near term, but such a rate increase might significantly reduce the demand for loans in the Bank’s local market, thus diminishing the prospects for improved earnings. If interest rates were to fall in excess of 200 basis points, the Bank could experience a short-term decline in net interest margin and may even have difficulty retaining maturing certificates of deposit without having to pay above market rates.

     ITEM 7. FINANCIAL STATEMENTS

Thigpen, Jones, Seaton & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS
1004 Hillcrest Parkway. P.O. Box 400
Dublin, Georgia 31040-0400
Tel 478-272-2030. Fax 478-272-3318
E-mail tjs@tjscpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Citizens Effingham Bancshares, Inc. and Subsidiary

     We have audited the accompanying consolidated balance sheets of Citizens Effingham Bancshares, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of changes in shareholders’ equity, income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Effingham Bancshares, Inc. and Subsidiary at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

February 11, 2005
Dublin, Georgia

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
Assets
Cash and due from banks	$2,610,499	$3,523,799
Interest-bearing cash	1,627	275,558
Federal funds sold	5,347,000	5,796,000

Total cash and cash equivalents	7,959,126	9,595,357

Securities available for sale, at fair value	8,903,137	9,455,000
Federal Home Loan Bank stock, restricted, at cost	306,500	198,800
Loans, net of unearned income	106,675,834	86,058,974
Less - allowance for loan losses	(1,253,685)	(1,107,357)

Loans, net	105,422,149	84,951,617

Bank premises and equipment, net	2,188,877	1,887,624
Other real estate	140,000	227,000
Accrued interest receivable	637,618	557,154
Cash surrender value life insurance	2,108,248	2,015,364
Other assets	412,702	482,308

Total Assets	$128,078,357	$109,370,224

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$17,231,585	$12,329,284
Interest bearing	98,845,797	85,919,930

Total deposits	116,077,382	98,249,214

Other borrowings	1,950,000	2,333,333
Accrued interest payable	303,904	245,497
Accrued expenses and other liabilities	36,364	74,504

Total liabilities	118,367,650	100,902,548

Shareholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	4,623,911	3,277,253
Accumulated other comprehensive income (loss)	(33,204)	70,423

Total shareholders’ equity	9,710,707	8,467,676

Total Liabilities and Shareholders’ Equity	$128,078,357	$109,370,224

See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Paid-in		Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income	Total
Balance, December 31, 2001	$512,000	$4,608,000	$1,232,986	$103,700	$6,456,686
Cash dividends	—	—	—	—	—
Comprehensive income:
Net income	—	—	914,193	—	914,193
Valuation allowance adjustment on securities available for sale	—	—	—	92,439	92,439

Total comprehensive income					1,006,632

Balance, December 31, 2002	512,000	4,608,000	2,147,179	196,139	7,463,318

Cash dividends	—		—	—	—
Comprehensive income:
Net income	—	—	1,130,074	—	1,130,074
Valuation allowance adjustment on securities available for sale	—	—	—	(125,716)	(125,716)

Total comprehensive income					1,004,358

Balance, December 31, 2003	512,000	4,608,000	3,277,253	70,423	8,467,676

Cash dividends	—	—	(256,000)	—	(256,000)
Comprehensive income:
Net income	—	—	1,602,658	—	1,602,658
Valuation allowance adjustment on securities available for sale	—	—	—	(103,627)	(103,627)

Total comprehensive income					1,499,031

Balance, December 31, 2004	$512,000	$4,608,000	$4,623,911	$(33,204)	$9,710,707

See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2004	2003	2002
Interest and Dividend Income:
Interest and fees on loans	$6,225,419	$5,564,460	$5,596,557
Income on federal funds sold	42,540	46,948	46,476
Interest on securities:
Taxable income	344,529	363,514	345,535
Non-taxable income	8,250	8,250	8,250
Other interest and dividend income	8,913	22,604	10,028

Total interest and dividend income	6,629,651	6,005,776	6,006,846

Interest Expense:
Deposits	1,775,879	2,038,755	2,614,229
Other interest expense	40,409	83,215	71,686

Total interest expense	1,816,288	2,121,970	2,685,915

Net interest income before provision for loan losses	4,813,363	3,883,806	3,320,931
Less - provision for loan losses	470,000	270,000	300,000

Net interest income after provision for loan losses	4,343,363	3,613,806	3,020,931

Noninterest Income:
Service charges on deposit accounts	456,483	445,659	389,635
Other service charges, commissions and fees	276,928	183,132	148,245
Gain on sales / calls of investment securities	—	—	—
Other income	105,707	32,349	6,637

Total noninterest income	839,118	661,140	544,517

Noninterest Expense:
Salaries	1,141,964	1,058,299	865,161
Employee benefits	269,244	236,065	175,641
Net occupancy expense	114,438	105,802	122,640
Equipment rental and depreciation of equipment	248,718	233,193	193,928
Loss on sale of other real estate	6,213	—	—
Other expenses	942,096	920,319	788,466

Total noninterest expense	2,722,673	2,553,678	2,145,836

Income Before Income Taxes	2,459,808	1,721,268	1,419,612
Provision for income taxes	857,150	591,194	505,419

Net Income	$1,602,658	$1,130,074	$914,193

Earnings per share:
Basic	$3.13	$2.21	$1.79

Diluted	$3.13	$2.21	$1.79

See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$1,602,658	$1,130,074	$914,193
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	470,000	270,000	300,000
Depreciation	163,180	169,276	143,199
Loss on sale of other real estate	6,213	—	—
Net amortization (accretion) of debt securities	27,433	(100,168)	14,987
Change in cash surrender value life insurance	(92,884)	(2,015,364)	—
Changes in accrued income and other assets	(10,858)	(19,527)	(55,354)
Changes in accrued expenses and other liabilities	73,651	24,705	(166,675)

Net cash provided by (used in) operating activities	2,239,393	(541,004)	1,150,350

Cash Flows from Investing Activities:
Net change in loans to customers	(21,340,847)	(3,216,056)	(14,239,174)
Purchase of available for sale securities	(2,500,000)	(6,774,819)	(2,250,880)
Proceeds from maturities/calls of available for sale securities	2,867,419	5,410,667	1,000,000
Purchase of Federal Home Loan Bank stock	(107,700)	—	—
Proceeds from redemption of Federal Home Loan Bank stock	—	(31,600)	(40,200)
Property and equipment expenditures	(464,433)	(157,969)	(327,441)
Proceeds from sales of repossessed assets	481,102	5,000	—

Net cash used in investing activities	(21,064,459)	(4,764,777)	(15,857,695)

Cash Flows from Financing Activities:
Net change in deposits	17,828,168	7,959,352	17,568,414
Proceeds from (payment on) Federal Home Loan Bank borrowings	(383,333)	(166,667)	2,043,000
Cash dividends paid	(256,000)	—	—

Net cash provided by financing activities	17,188,835	7,792,685	19,611,414

Net Increase (Decrease) in Cash and Cash Equivalents	(1,636,231)	2,486,904	4,904,069
Cash and Cash Equivalents, Beginning of Year	9,595,357	7,108,453	2,204,384

Cash and Cash Equivalents, End of Year	$7,959,126	$9,595,357	$7,108,453

See Accompanying Notes to Consolidated Financial Statements

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Principles of Consolidation – The consolidated financial statements include the accounts of Citizens Effingham Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Citizens Bank of Effingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Reporting Entity — The Bank began operations in September 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield and Rincon, Georgia. Citizens Effingham Bancshares, Inc. operates as a bank holding company with one bank subsidiary. An additional branch is currently being constructed in Guyton, Georgia. The Company owns 100% of the outstanding stock of the Citizens Bank of Effingham. The Company provides a variety of financial services to individuals and small businesses through its office in South Georgia. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

3.	Securities – The classification of securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis.

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

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

4.	Loans and Interest Income – Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees, unearned discounts and a valuation allowance for possible loan losses. Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

5.	Allowance for Loan Losses — The allowance for loan losses is available to absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. Additions to the allowance for credit losses are made by charges to the provision for credit losses.

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
YEAR ENDED DECEMBER 31, 2004

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

6.	Premises and Equipment — Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is charged to operating expenses over the estimated useful lives of the assets and is computed on the straight-line method. Costs of major additions and improvements are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Gains or losses from disposition of property are reflected in operations and the asset account is reduced.

7.	Other Real Estate Owned — Other real estate owned, acquired principally through foreclosure, is stated at the lower of cost or net realizable value. Loan losses incurred in the acquisition of these properties are charged against the allowance for possible loan losses at the time of foreclosure. Subsequent write-downs of other real estate owned are charged against the current period’s expense.

8.	Income Taxes – The Bank reports income under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

9.	Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, highly liquid debt instruments purchased with an original maturity of three months or less and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Interest bearing deposits in other banks with original maturities of less than three months are included.

10.	Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

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

11.	Advertising Costs – It is the policy of the Bank to expense advertising costs as they are incurred. The Bank does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the years ended December 31, 2004, 2003 and 2002 were $22,734, $21,117 and $16,678, respectively.

12.	Earnings per Common Share – Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2004	2003	2002
Net income	$1,602,658	$1,130,074	$914,193
Less - preferred stock dividends	—	—	—

Net income applicable to common stock	$1,602,658	$1,130,074	$914,193

Average number of common shares outstanding	512,000	512,000	512,000
Effect of dilutive options, warrants, etc.	—	—	—

Average number of common shares outstanding used to calculate diluted earnings per common share	512,000	512,000	512,000

13.	Comprehensive Income – The Company adopted SFAS No. 130, “Reporting Comprehensive Income” as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available–for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company’s net income or shareholders’ equity.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2004	2003	2002
Unrealized holding gains (losses) on available-for-sale securities	$(157,011)	$(190,479)	$140,059
Reclassification adjustment for gains realized in income	—	—	—

Net unrealized gains (losses)	(157,011)	(190,479)	140,059
Tax effect	53,384	64,763	(47,620)

Net-of-tax amount	$(103,627)	$(125,716)	$92,439

14.	Reclassifications – Certain accounts in the prior-year financial statements have been reclassified to conform with the presentation of current-year financial statements.

B.	INVESTMENT SECURITIES

Debt and equity securities have been classified in the balance sheet according to management’s intent. The following table reflects the amortized cost and estimated market values of investments in debt securities. In addition, gross unrealized gains and gross unrealized losses are disclosed, in accordance with Statement of Position 90-11 of the American Institute of Certified Public Accountants, which is effective for financial statements covering fiscal years ending after December 15, 1990.

The Company did not own any securities classified as held to maturity at December 31, 2004 and 2003.

CITIZENS EFFINGHAM BANCSHARES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

The book and market values of securities available for sale are:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
December 31, 2004
Non-mortgage backed debt securities of :
U.S. Treasury Obligations	$5,262,238	$45,737	$(13,800)	$5,294,175
U.S. Agencies	—	—	—	—
State and Political subdivisions	250,000	5,503	—	255,503
Other Investments	—	—	—	—

Total non-mortgage backed debt securities	5,512,238	51,240	(13,800)	5,549,678
Mortgage backed securities	3,441,207	—	(87,748)	3,353,459
Equity securities	—	—	—	—

Total	$8,953,445	$51,240	$(101,548)	$8,903,137

December 31, 2003
Non-mortgage backed debt securities of :
U.S. Treasury Obligations	$4,771,891	$166,066	$—	$4,937,957
U.S. Agencies	—	—	—	—
State and Political subdivisions	250,000	11,295	—	261,295
Other Investments	—	—	—	—

Total non-mortgage backed debt securities	5,021,891	177,361	—	5,199,252
Mortgage backed securities	4,326,407	—	(70,659)	4,255,748
Equity securities	—	—	—	—

Total	$9,348,298	$177,361	$(70,659)	$9,455,000

The book and market values of pledged securities are as follows:

	December 31,
	2004	2003
Book Value	$7,878,608	$7,710,452

Market Value	$7,912,633	$7,937,560

CITIZENS EFFINGHAM BANCSHARES, INC.AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

The amortized cost and estimated market value of debt securities held as available for sale at December 31, 2004 and 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
		Estimated
December 31, 2004	Amortized Cost	Market Value
Non-mortgage backed securities:
Due in one year or less	$1,504,114	$1,514,475
Due after one year through five years	4,008,124	4,035,203
Due after five years through ten years	—	—
Due after ten years	—	—

Total non-mortgage backed securities	5,512,238	5,549,678
Mortgage backed securities	3,441,207	3,353,459

Total	$8,953,445	$8,903,137

		Estimated
December 31, 2003	Amortized Cost	Market Value
Non-mortgage backed securities:
Due in one year or less	$1,250,397	$1,277,331
Due after one year through five years	3,771,494	3,921,921
Due after five years through ten years	—	—
Due after ten years	—	—

Total non-mortgage backed securities	5,021,891	5,199,252
Mortgage backed securities	4,326,407	4,255,748

Total	$9,348,298	$9,455,000

The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.

At December 31, 2004, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders’ equity.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2004
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Market Value	Losses	Market Value
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$—	$—	$—	$—
U.S. Agencies	13,800	1,736,200	—	—
State and Political subdivisions	—	—	—	—
Other investments	—	—	—	—

Total non-mortgage backed debt securities	13,800	1,736,200	—	—
Mortgage backed securities	—	—	87,748	3,353,459
Equity securities	—	—	—	—

Total	$13,800	$1,736,200	$87,748	$1,837,748

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, eleven debt securities have unrealized losses with aggregate depreciation of 1.96% from the Corporation’s amortized cost basis. These unrealized losses relate principally to the market rates fluctuation in the last 1 1/2 years. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

C.	LOANS

The following is a summary of the loan portfolio by principal categories at December 31, 2004 and 2003:

	December 31,
	2004	2003
Commercial	$15,682,282	$12,356,000
Real estate — Commercial	27,691,956	23,722,000
Real estate — Construction	34,560,618	21,352,000
Real estate — Mortgage	21,980,999	21,439,000
Installment loans to individuals	6,759,979	7,189,974

Total Loans	106,675,834	86,058,974
Less:
Unearned discount	—	—
Allowance for loan losses	(1,253,685)	(1,107,357)

Loans, net	$105,422,149	$84,951,617

Overdrafts included in loans were $6,262 and $4,371 at December 31, 2004 and 2003, respectively.

D.	ALLOWANCE FOR LOAN LOSSES

A summary of changes in allowance for loan losses of the Company for the years ended December 31, 2004, 2003 and 2002 is as follows:

	December 31,
	2004	2003	2002
Beginning balance	$1,107,357	$922,716	$767,268
Add — provision for possible loan losses	470,000	270,000	300,000

Subtotal	1,577,357	1,192,716	1,067,268

Less:
Loans charged off	425,500	167,543	180,224
Recoveries on loans previously charged off	(101,828)	(82,184)	(35,672)

Net loans charged off	323,672	85,359	144,552

Balance, end of year	$1,253,685	$1,107,357	$922,716

Information relating to non-accrual loans is as follows:

	December 31,
	2004	2003
Total non-accrual loans	$197,000	$242,515
Total loans past-due ninety days or more and still accruing	$28,000	$89,000

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

E.	BANK PREMISES AND EQUIPMENT

The following is a summary of asset classifications and depreciable lives for the Bank as of December 31, 2004 and 2003.

		December 31,
	Useful Lives (Years)	2004	2003
Land		$440,666	$440,666
Banking house and improvements	8-40	1,293,330	1,288,638
Furniture, fixtures and equipment	5-10	980,570	834,011
Automobile	5	49,196	49,196
Construction in process		313,179	—

Total		3,076,941	2,612,511
Less — accumulated depreciation		(888,064)	(724,887)

Bank premises and equipment, net		$2,188,877	$1,887,624

Depreciation included in operating expenses amounted to $163,180, $169,276 and $143,199 in 2004, 2003 and 2002, respectively.

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2004, pertaining to banking premises and equipment, future minimum rent commitments under various leases are as follows:

2005	$68,732
2006	—
2007	—
2008	—
2009 and thereafter	—

Total future minimum rent commitments	$68,732

The leases contain options to extend for periods from four to seven years. The cost of such rentals is not included above. Total rent expense for the year ended December 31, 2004 and 2003, amounted to $75,079 and $76,278, respectively.

F.	CASH VALUE OF LIFE INSURANCE

During the year ended December 31, 2003, the Bank purchased life insurance policies on the Bank’s then executive officers. The cash value of these policies was $2,108,248 and $2,015,364 at December 31, 2004 and 2003, respectively. Income earned on the cash surrender value of these policies was $92,884 and $15,364 for the year ended December 31, 2004 and 2003, respectively.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

G.	DEPOSITS

The aggregate amount of time deposits exceeding $100,000 and deposit liabilities in NOW accounts are as follows:

	December 31,
	2004	2003
Time deposits exceeding $100,000	$26,726,513	$20,149,522
NOW Accounts	$11,626,048	$10,242,892

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$32,266,000
2006	13,403,000
2007	4,075,000
2008	3,910,000
2009 and thereafter	4,050,000

Total time deposits	$57,704,000

H.	OTHER BORROWINGS

The Bank had a line of credit for federal funds purchased of $5,000,000 with two correspondent institutions as of December 31, 2004. The Bank had $-0- advanced on these lines as of December 31, 2004 and 2003.

The Bank had $1,950,000 and $2,333,333 advanced from the Federal Home Loan Bank (FHLB) at December 31, 2004, and 2003. The Bank has approved credit availability with the FHLB of $12,809,749. The Bank’s first liens on 1 to 4 family real estate loans were pledged to FHLB as collateral in the event the Bank requests future advances. The advance of $1,950,000 bearing interest at 3.21% is due October 22, 2007. Principal is due at maturity on all advances with interest paid monthly.

The Bank is required to maintain a minimum investment in FHLB stock of $306,500 while the advance agreement is in effect.

I.	INCOME TAXES

The provision for income taxes for the year ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended December 31
	2004	2003	2002
Current tax expense	$864,132	$604,300	$533,719
Deferred tax benefit	(6,982)	(13,106)	(28,300)

Net provision for income taxes	$857,150	$591,194	$505,419

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:

	Years Ended December 31
	2004	2003	2002
Tax on pretax income at statutory rate	$836,338	$585,231	$482,668
State income tax, net of federal tax benefit	61,767	37,980	33,204
Non-deductible business meals and entertainment	847	1,050	760
Non-deductible interest expense related to tax-exempt income	1,295	4,965	3,213
Non-deductible social club dues	2,139	2,139	2,139
Capital loss carryforward	(2,112)	—	—
Tax-exempt interest income	(2,805)	(2,805)	(2,805)
Tax-exempt life insurance income	(31,581)	—	—
Effect of deferred tax attributes	(8,738)	(37,366)	(13,760)

Total	$857,150	$591,194	$505,419

Net effective tax rate	34.8%	34.3%	35.6%

The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax liabilities (assets) are as follows:

	Years Ended December 31
	2004	2003	2002
Deferred Income Tax Assets:
Unrealized losses on securities available for sale	$17,105	$—	$—
Capital loss carryforward	2,112	—	—
Provision for loan losses	372,879	349,007	300,276
Organizational costs	—	—	7,686

Total deferred tax assets	392,096	349,007	307,962

Deferred Income Tax Liabilities:
Depreciation	(114,596)	(99,356)	(101,041)
Unrealized gains on available for sale securities	—	(36,278)	(71,418)

Total deferred tax liabilities	(114,596)	(135,634)	(172,459)

Net deferred tax asset	$277,500	$213,373	$135,503

J.	RETIREMENT PLANS

During the year ended December 31, 2000, the Company established a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements. Matching contributions to the plan are at the discretion of the Board of Directors, and amounted to $27,744, $25,409 and $19,440 for the years ended December 31, 2004, 2003 and 2002, respectively. Retirement plan expenses for administrative fees charged to operations amounted to $2,528, $1,569 and $2,229 for 2004, 2003 and 2002, respectively. The Company made a profit sharing contribution of $50,000, $38,597 and $16,800 for the years ended December 31, 2004, 2003 and 2002, respectively.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

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

As of January 1, 2005, the amount available for dividends without regulatory consent was $808,244.

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

Contract or
Notional Amount
Financial instruments whose contract amount represent credit risk:
Commitments to extend credit	$17,945,079
Standby letters of credit	298,000

Total	$18,243,079

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
YEAR ENDED DECEMBER 31, 2004

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

A new full service branch in Guyton, Georgia, as well as, expansion on the facilities at the full service branch in Rincon, Georgia are currently underway.

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

The following is a summary of activity during 2004 with respect to such loans to these individuals:

Balances at December 31, 2003	$1,609,686
New loans	895,637
Repayments	(1,558,382)

Balances at December 31, 2004	$946,941

The Bank also had deposits from these related parties of approximately $3,837,693 at December 31, 2004.

O.	DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS

Interest and Income Taxes - Cash paid during the period for interest and income taxes was as follows:

	Years Ended December 31,
	2004	2003	2002
Interest on deposits and borrowings	$1,757,881	$2,178,951	$2,790,462

Income taxes, net	$829,000	$641,700	$503,535

Other Noncash Transactions - Noncash transactions relating to investing and financing activities were as follows:

	Years Ended December 31,
	2004	2003	2002
Changes in unrealized gain/loss on investments	$(103,627)	$(125,716)	$92,439

Transfer of loans to other real estate and other assets	$400,315	$—	$—

P.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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
YEAR ENDED DECEMBER 31, 2004

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

The carrying amount and estimated fair values of the Bank’s financial instruments at December 31, 2004 and 2003 are as follows:

	December 31,
	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and short-term investments	$7,959,126	$7,959,126	$9,595,357	$9,595,357
Securities available for sale	8,903,137	8,903,137	9,455,000	9,455,000
Loans	106,675,834	106,787,686	86,058,974	86,177,801
Liabilities:
Deposits	116,077,382	115,995,653	98,249,214	97,246,518
Unrecognized financial instruments:
Commitments to extend credit	17,945,079	17,945,079	17,072,799	17,072,799
Standby letters of credit	298,000	298,000	448,000	448,000

Q.	CREDIT RISK CONCENTRATION

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

The Bank maintains its cash balances in one financial institution. Accounts at the financial institution are secured by The Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $1,747,370 at December 31, 2004.

R.	OPERATING EXPENSES

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended December 31, 2004, 2003 and 2002 are:

	Years Ended December 31,
	2004	2003	2002
Professional services	$63,210	$61,300	$44,837
Data processing services	172,774	159,969	148,986
Supplies, postage and printing	82,681	77,530	79,180
Equipment service	75,079	76,278	72,539
ATM expense	82,568	83,125	67,029
Directors fees	75,600	75,940	61,300

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

S.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2004, the most recent notification from the State Department of Banking and Finance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

The Bank’s actual capital amounts and ratios are presented in the following table.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004

Total Risk-Based Capital To
(Risk-Weighted Assets)	$10,971,000	9.99%	$8,785,586 ≥	8.0%	$10,981,982 ≥	10.0%
Tier I Capital To
(Risk-Weighted Assets)	9,717,000	8.85%	4,391,864 ≥	4.0%	6,587,797 ≥	6.0%
Tier I Capital To
(Average Assets)	9,717,000	7.73%	5,028,202 ≥	4.0%	6,285,252 ≥	5.0%

December 31, 2003
Total Risk-Based Capital To
(Risk-Weighted Assets)	$9,464,000	10.64%	$7,115,789 ≥	8.0%	$8,894,737 ≥	10.0%
Tier I Capital To
(Risk-Weighted Assets)	8,357,000	9.40%	3,556,170 ≥	4.0%	5,334,255 ≥	6.0%
Tier I Capital To
(Average Assets)	8,357,000	7.61%	4,392,641 ≥	4.0%	5,490,802 ≥	5.0%

T.	SEGMENT REPORTING

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

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2004

U.	QUARTERLY DATA — UNAUDITED

	Unaudited Quarterly Data
	Years Ended December 31
	2004				2003
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$1,900,512	$1,674,954	$1,579,174	$1,475,011	$1,484,740	$1,491,736	$1,543,226	$1,486,074
Interest expense	(523,147)	(441,179)	(418,046)	(433,916)	(473,770)	(523,025)	(552,863)	(572,312)

Net interest income	1,377,365	1,233,775	1,161,128	1,041,095	1,010,970	968,711	990,363	913,762
Provision for loan losses	(180,000)	(110,000)	(90,000)	(90,000)	—	(90,000)	(90,000)	(90,000)

Net interest income after provision for loan loss	1,197,365	1,123,775	1,071,128	951,095	1,010,970	878,711	900,363	823,762
Noninterest income (charges)	227,723	205,819	208,949	196,627	201,776	162,459	152,013	144,892
Noninterest expenses	(702,595)	(669,996)	(708,868)	(641,214)	(719,305)	(628,004)	(608,427)	(597,942)

Income before income taxes	722,493	659,598	571,209	506,508	493,441	413,166	443,949	370,712
Provision for income taxes	(256,624)	(230,498)	(230,230)	(139,798)	(130,709)	(170,500)	(157,477)	(132,508)

Net Income	$465,869	$429,100	$340,979	$366,710	$362,732	$242,666	$286,472	$238,204

Earnings per common share:
Basic	0.91	0.84	0.67	0.72	0.71	0.47	0.56	0.47

Diluted	0.91	0.84	0.67	0.72	0.71	0.47	0.56	0.47

V. CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

     Condensed parent company financial information on Citizens Effingham Bancshares, Inc., is as follows:

          BALANCE SHEETS

	As of December 31,
	2004	2003
Assets
Cash in subsidiary	$63,961	$16,461
Investment in subsidiary, at equity in underlying net assets	9,683,771	8,426,904
Income tax receivable	—	46,244

Total Assets	$9,747,732	$8,489,609

Liabilities
Due to subsidiary — income taxes	$19,136	$21,933
Income tax payable	17,888	—

Total Liabilities	37,024	21,933

Shareholders’ Equity
Common stock, $1 par value; authorized 1,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Additional paid-in capital surplus	4,608,000	4,608,000
Retained earnings	4,623,912	3,277,253
Accumulated other comprehensive income (loss)	(33,204)	70,423

Total shareholders’ equity	9,710,708	8,467,676

Total Liabilities and Shareholders’ Equity	$9,747,732	$8,489,609

STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2004	2003	2002
Revenues
Dividend Income	$256,000	$—	$28,000

Expenses
Other	20,486	39,835	16,782

Income (Loss) Before Taxes and Equity Income of Subsidiary	235,514	(39,835)	11,218
Benefit of income taxes	6,664	18,569	5,029

Income (Loss) Before Equity Income of Subsidiary	242,178	(21,266)	16,247
Equity in undistributed income of subsidiary	1,360,480	1,151,340	897,946

Net Income	1,602,658	1,130,074	914,193
Retained Earnings, Beginning	3,277,253	2,147,179	1,232,986
Cash dividends	(256,000)	—	—

Retained Earnings, Ending	$4,623,911	$3,277,253	$2,147,179

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$1,602,658	$1,130,074	$914,193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(1,360,480)	(1,151,340)	(897,946)
Net change in operating assets and liabilities:
Accrued income and other assets	46,244	(33,702)	33,480
Accrued expenses and other liabilities	15,078	17,443	(952)

Net cash provided by (used in) operating activities	303,500	(37,525)	48,775

Cash flows from financing activities:
Cash dividends paid	(256,000)	—	—

Net cash used in financing activities	(256,000)	—	—

Net increase (decrease) in cash and cash equivalents	47,500	(37,525)	48,775
Cash and cash equivalents at beginning of year	16,461	53,986	5,211

Cash and cash equivalents at end of year	$63,961	$16,461	$53,986

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

ITEM 8B. OTHER INFORMATION

Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors

The following table sets forth for each director of the Company (1) the person’s name, (2) his or her age at December 31, 2004, and (3) his or her positions with the Company other than as a director and his or her other business experience for the past five years. All persons listed below, except Michael T. Lee, have been directors of the Company since its incorporation in April 1997. Michael T. Lee became a director of the Company in 2004.

NAME (AGE)	BUSINESS EXPERIENCE
Harry Shearouse (58)	President, Chief Executive Officer of the Company and Chairman of the Bank
Jon G. Burns (52)	Owner and Operator of B&S Feed and Farm Supply, Georgia State Representative and Real Estate Developer
Charles E. Hartzog (68)	Retired Banker
Philip M. Heidt (56)	Owner of Heidt Real Estate Services, Inc. and Real Estate Developer
W. Harvey Kieffer (62)	Real Estate Developer
C. Murray Kight (72)	Real Estate Developer
Michael T. Lee (38)	President/CEO of the Bank
Thomas C. Strickland, Jr. (62)	Owner and Operator of Strickland Funeral Home, Inc. and Real Estate Developer
Mariben M. Thompson (64)	Real Estate and Diversified Investor
Thomas O. Triplett, Sr. (69)	Retired Banker and Former Legislator
H. Mitchell Weitman (58)	Pharmacist

NAME (AGE)	BUSINESS EXPERIENCE
Wendel H. Wilson (60)	Certified Public Accountant, Managing Partner of Wilson & Kessler, C.P.A. and Real Estate Developer

The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive, financial and accounting officers. A copy may be obtained, without charge, upon written request addressed to Citizens Effingham Bancshares, Inc., 802 S. Laurel Street, Springfield, Georgia 31329, Attention: Corporate Secretary. The request may also be delivered by fax to the Corporate Secretary at (912) 754-1398.

Audit Committee

The Company, through the Bank, has an audit committee that recommends to the Bank’s, and therefore to the Company’s, Board of Directors the independent public accountants to be selected to audit the Bank’s and the Company’s annual financial statements and determines whether all audits and exams required by law are being performed fully, properly and in a timely fashion. The audit committee also evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and audit plan. The Bank’s audit committee consists of Charles E. Hartzog, Thomas O. Triplett, Sr., Wendel H. Wilson, and H. Mitchell Weitman. The Bank’s audit committee does not have a “financial expert,” as defined by the Securities and Exchange Commission; however, the Board of Directors feels that, collectively, the audit committee’s financial acumen is more than adequate and therefore a financial expert, as defined by the SEC, is not necessary for there to be a satisfactory discharge of the committee’s responsibilities to the Board of Directors and the Company’s shareholders.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Summary Compensation Table

The following table presents the total compensation of the Company paid during fiscal years 2004, 2003 and 2002 to its chief executive officer.

Annual Compensation
				Other
				Annual
Name and Position	Year	Salary	Bonus	Compensation
Harry H. Shearouse,	2004	$59,844	$2,992	$9,069	*
President and Chief	2003	112,500	5,625	8,125	*
Executive Officer	2002	112,500	4,688	23,467	*

*	Consists of profit sharing, 401k match, auto allowance, insurance and director’s fees.

Compensation Of Directors and Officers

During June 2002, the board of directors voted to start paying each director a retainer fee of $2,400 per year and $200 per monthly board of directors meeting effective July 2002. All outside directors are paid a fee of $100 per loan committee meeting.

Option Grants in Fiscal Year 2004

The Company granted 500 options to Michael Lee, president of the subsidiary bank, in fiscal year 2004 to be exercised by October 31, 2009. A total of 2,000 options, all unexercised, were outstanding as of December 31, 2004. The weighted-average exercise price of all options was $28.12 at December 31, 2004. The options had an in-the-money value of $70,000 at December 31, 2004 based on $35 market value of Company’s stock at December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 15, 2005 by each director of the Company and all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

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

Name and Address	Number of Shares		Percent of Class
(a) Directors
Jon G. Burns 5829 Clyo Kildare Road Newington, GA 30446	23,500	(1)	4.59%

Charles E. Hartzog P.O. Box 433 Springfield, GA 31329	4,500		1.07%

Philip M. Heidt 2954 Springfield Egypt Road Springfield, GA 31329	8,350	(2)	1.63%

W. Harvey Kieffer 308 Merion Road Rincon, GA 31326	1,010	(3)	0.20%

C. Murray Kight
P.O. Box 323 Springfield, GA 31329	20,000		3.91%

Name and Address	Number of Shares		Percent of Class
Michael T. Lee
P.O. Box 146
Springfield, GA 31329	1,750		.34%

Harry H. Shearouse (4) 610 Stillwell Road Springfield, GA 31329	10,200		1.99%
Thomas C. Strickland, Jr. P.O. Box 295 Springfield, GA 31329	16,850	(5)	3.29%

Mariben M. Thompson P.O. Box 129 Guyton, GA 31312	5,000		0.98%

Thomas O. Triplett, Sr. 400 Lake Tomacheechee Drive Rincon, GA 31326	5,000		0.98%

H. Mitchell Weitman P.O. Box 188 Springfield, GA 31329	5,000		0.98%

Wendel H. Wilson 930 Old Dixie Highway Springfield, GA 31329	7,300	(7)	1.43%

(b) All Directors and Executive Officers as a Group (12 persons)	108,460		21.18%

(1) Consists of (i) 18,500 shares owned directly by Mr. Burns, and (ii) 5,000 shares owned by Mr. Burns’ children.

(2) Consists of (i) 7,500 shares owned directly by Mr. Heidt, and (ii) 850 shares held by Mr. Heidt’s spouse.

(3) Consists of (i) 710 shares owned directly by Mr. Kieffer and (ii) 300 shares held by Mr. Kieffer’s spouse.

(4) Consists of 200 shares held by Mr. Shearouse’s spouse as beneficial ownership is shared. Mr. Shearouse is the only executive officer of the Company.

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

(6) Consists of (i) 7,100 shares owned directly by Mr. Wilson, (ii) 100 shares held in a trust in the name of Wendel H. Wilson as trustee for April Moore and (iii) 100 shares held in a trust in the name of Wendel H. Wilson as trustee for Ashley R. Moore, all of which Mr. Wilson has voting authority.

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Financial Statements

Exhibit
Number	Exhibit
3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

21.1	Subsidiaries of Citizens Effingham Bancshares, Inc. (2)

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

(2)	Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The following table sets forth the fees billed to the Company for the years ended December 31, 2004 and 2003 by Thigpen, Jones, Seaton & Co., P.C.

	2004	2003
Audit Fees	$18,925	$18,010
Audit-Related Fees	19,040	17,910
Tax Preparation Fees	3,658	3,500
All Other Fees	132	19,800

Total Fees	$41,755	$59,220

Audit Fees

          Audit fees represent fees billed by Thigpen, Jones, Seaton & Co., P.C. for professional services rendered in connection with the audit of the Company’s annual financial statements for 2004 and 2003.

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

Other Fees

          In 2003, “other fees” were for quarterly internal audit outsourcing provided under contract dated prior to May 6, 2003 and other professional services related to the Company’s IT system, ACH processing and membership in the FHLB.

          The audit committee has considered the provision of non-audit services by our principal accountant and has determined that the provision of these services was consistent with maintaining the independence of Citizens Effingham Bancshares’ principal accountant.

          The fees billed by Thigpen, Jones, Seaton & Co., P.C. (except for those included in the “All Other Fees”) were pre-approved by the audit committee for the Bank in accordance with the policies and procedures of the audit committee. The audit committee pre-approves all audit and the majority of non-audit services provided by the Bank’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CITIZENS EFFINGHAM BANCSHARES, INC.

By:	/s/ Harry H. Shearouse
Harry H. Shearouse
President, Chief Executive Officer, and Acting Chief Financial Officer Date: March 30, 2005

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

Signature	Title	Date
/s/ Harry H. Shearouse Harry H. Shearouse	President, Chairman of the Board, Treasurer and Director, (Principal Executive Officer and Acting Principal Financial and Accounting Officer)	March 30, 2005

/s/ Joe G. Burns Jon G. Burns	Director	March 30,2005

/s/ Charles E. Hartzog Charles E. Hartzog	Director	March 30, 2005

/s/ Philip M. Heidt Philip M. Heidt	Director	March 30,2005

/s/ W. Harvey Kieffer W. Harvey Kieffer	Director	March 30, 2005

/s/ C. Murray Kight C. Murray Kight	Director/Secretary	March 30, 2005

/s/ Michael T. Lee Michael T. Lee	Director	March 30, 2005

/s/ Thomas C. Strickland, Jr. Thomas C. Strickland, Jr.	Director	March 30, 2005

/s/ Mariben M. Thompson Mariben M. Thompson	Director	March 30, 2005

/s/ Thomas O. Triplett, Sr. Thomas O. Triplett, Sr.	Director	March 30,2005

/s/ H. Mitchell Weitman H. Mitchell Weitman	Director	March 30, 2005

/s/ Wendel H. Wilson Wendel H. Wilson	Director	March 30, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company intends to hold its annual meeting of shareholders on April 19, 2005. The Company is including its Proxy Statement and Annual Report to Shareholders.

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