Form 10QSB
period 2005-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2005-05-13
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at May 4, 2005

Transitional Small Business Disclosure Format (check one):

Yes ☑ No ☐

Citizens Effingham Bancshares, Inc. and Subsidiary

INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
 (Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Cash and due from banks	$3,526,742	$2,610,499
Interest-bearing cash	363,610	1,627
Federal funds sold	7,582,000	5,347,000

Total cash and cash equivalents	11,472,352	7,959,126

Securities available for sale, at fair value	10,611,491	8,903,137
Federal Home Loan Bank stock, restricted, at cost	344,000	306,500

Loans, net of unearned income	112,811,875	106,675,834
Less: allowance for loan losses	(1,390,780)	(1,253,685)

Loans, net	111,421,095	105,422,149

Bank premises and equipment, net	2,644,972	2,188,877
Accrued interest receivable	795,065	637,618
Cash surrender value life insurance	2,131,444	2,108,248
Other real estate and repossessed assets	135,000	140,000
Other assets and accrued income	586,671	412,702

Total Assets	$140,142,090	$128,078,357

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$22,399,065	$17,231,585
Interest bearing	101,803,850	98,845,797

Total deposits	124,202,915	116,077,382

Accrued interest payable	375,288	303,904
Subordinated debentures	3,093,000	—
Other borrowed funds	1,950,000	1,950,000
Other liabilities and accrued expenses	321,799	36,364

Total liabilities	129,943,002	118,367,650

Stockholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	5,188,450	4,623,911
Accumulated other comprehensive income	(109,362)	(33,204)

Total stockholders’ equity	10,199,088	9,710,707

Total Liabilities and Stockholders’ Equity	$140,142,090	$128,078,357

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Statements of Income
For the Three Months Ended March 31, 2005 and 2004
 (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Interest Income:
Interest and fees on loans	$1,943,819	$1,371,093
Income on federal funds sold	30,901	8,964
Interest on investment securities	96,311	94,954

Total interest income	2,071,031	1,475,011

Interest Expense:
Deposits	561,454	410,269
Other interest expense	15,420	23,647

Total interest expense	576,874	433,916

Net interest income before provision for loan losses	1,494,157	1,041,095
Less — provision for loan losses	(126,000)	(90,000)

Net interest income after provision for loan losses	1,368,157	951,095

Other Operating Income:
Service charges on deposit accounts	102,909	108,154
Other service charges, commissions and fees	77,932	62,176
Gain on sale of other real estate	5,000	—
Other income	32,566	26,297

Total other operating income	218,407	196,627

Other Operating Expense:
Salaries	305,861	275,350
Employee Benefits	84,159	65,479
Net occupancy expense	30,983	27,170
Equipment rental and depreciation of equipment	62,406	53,328
Other expenses	233,815	219,887

Total other operating expenses	717,224	641,214

Income Before Income Taxes	869,340	506,508
Provision for income taxes	(304,802)	(139,798)

Net Income	$564,538	$366,710

Income Per Share:
Basic	$1.10	$0.72

Diluted	$1.10	$0.72

*	Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$564,538	$366,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	126,000	90,000
Depreciation	41,606	35,728
Gain on the sale of other real estate	5,000	—
Changes in accrued income and other assets	(222,380)	(151,791)
Changes in accrued expenses and other liabilities	356,820	72,648

Net cash provided by operating activities	871,584	413,295

Cash Flows from Investing Activities:
Net change in loans to customers	(6,124,946)	(4,635,005)
Purchase of available for sale securities	(2,490,710)	(1,000,000)
Proceeds from maturities, calls and paydowns of available for sale securities	666,966	684,999
Purchase of Federal Home Loan Bank stock	(37,500)	(59,700)
Property and equipment expenditures	(497,701)	(51,836)
Investment in statutory trust	(93,000)	—

Net cash used in investing activities	(8,576,891)	(5,061,542)

Cash Flows from Financing Activities:
Net change in deposits	8,125,533	5,319,375
Proceeds from long-term borrowings	—	(2,333,333)
Proceeds from issuance of subordinated debentures	3,093,000	—

Net cash provided by financing activities	11,218,533	2,986,042

Net Increase (Decrease) in Cash and Cash Equivalents	3,513,226	(1,662,205)
Cash and Cash Equivalents, Beginning of Period	7,959,126	9,595,357

Cash and Cash Equivalents, End of Period	$11,472,352	$7,933,152

Supplement Cash Flow Information:
Cash paid for interest	$505,490	$434,972

Cash paid for income taxes	$181,000	$46,244

Citizens Effingham Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements
(Unaudited)

(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)	Other Comprehensive Income

During the three months ended March 31, 2005, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2004 is as follows:

Accumulated other comprehensive income (loss) at December 31, 2004	$(33,204)
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $(39,233)	(76,158)
Less: Reclassification adjustment for gains realized in net income	—

Accumulated other comprehensive income (loss) at March 31, 2005	$(109,362)

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2005 and 2004 are:

	Three Months Ended
	March 31,
	2005	2004
Directors’ fees	$19,700	$19,000
Legal and accounting	23,885	21,206
Supplies/printing	20,407	18,503
Data processing	35,018	43,096
ATM expense	21,250	22,312

Citizens Effingham Bancshares, Inc. and Subsidiary

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Periods Ended
March 31, 2005 and 2004

The following discussion of financial condition as of March 31, 2005 compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.

Advisory Note Regarding Forward-Looking Statements

The statements contained in this report on Form 10-QSB that are not historical facts are forward-looking statements subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. We caution readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of us to be materially different from those expressed or implied by such forward-looking statements. Although we believe that our expectations of future performance are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from our expectations.

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
March 31, 2005 and 2004

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

Interim Financial Condition

Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $140,142,090 as of March 31, 2005, compared to $128,078,357 at December 31, 2004. The most significant changes in the composition of assets were an increase in loans from $105,422,149 to $111,421,095, an increase in securities available for sale from $8,903,137 to $10,611,491 and an increase in federal funds sold from $5,347,000 to $7,582,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Periods Ended
March 31, 2005 and 2004

Asset Quality

Nonperforming assets which include non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $286,000 at March 31, 2005, a decrease of $79,000 from December 31, 2004. There were no related party loans which were considered nonperforming at March 31, 2005. The composition of the nonperforming assets is presented in the following table:

	March 31,	December 31,
	2005	2004
Loans on nonaccrual	$130,000	$197,000
Loans greater than 90 days past due	21,000	28,000
Other real estate owned	135,000	140,000

Total nonperforming assets	$286,000	$365,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.25%	0.32%

The allowance for loan losses totaled $1,390,780 at March 31, 2005, a net increase of $137,095 from December 31, 2004. The allowance for loan losses represented 1.2% of total loans at March 31, 2005 and December 31, 2004. An analysis of the allowance for loan losses since December 31, 2004 follows:

Allowance for loan losses at December 31, 2004	$1,253,685

Charge-offs:
Commercial	—
Real Estate	—
Installment	8,880

Total	8,880

Recoveries:
Commercial	2,627
Real Estate	10,505
Installment	6,843

Total	19,975

Provision charged to income	126,000

Allowance for loan losses at March 31, 2005	$1,390,780

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Periods Ended
March 31, 2005 and 2004

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

Results of Operations

Net interest income before provision for loan losses for the first quarter of 2005 was $1,494,157, an increase of $453,062 (43.5%) compared to the same period for 2004. Interest income for the first quarter of 2005 was $2,071,031 representing an increase of $596,020 (40.4%) over the same period in 2004. The increase in interest income was due to an increase in interest rates on loans and the increase in average loan balances. Interest expense for the first quarter of 2005 increased $142,958 (32.9%) compared to the same period in 2004. The increase in interest expense is primarily due to an increase in average interest rates charged on interest bearing deposits and a growth in average deposit balances.

Amounts charged to expense related to the allowance for loan losses for the three months ended March 31, 2005 and 2004 were $126,000 and $90,000, respectively.

Other operating income for the first quarter of 2005 was $218,407, an increase of $21,780 compared to the same period in 2004.

Other operating expenses for the first quarter of 2005 were $717,224, an increase of $76,010 (1.2%) compared to the same period for 2004. The increase is primarily attributable to an increase of employee salaries, benefits, and other expenses.

Liquidity

The Bank’s liquid assets as a percentage of total deposits were 9.24% at March 31, 2005, compared to 6.86% at December 31, 2004. The Company has approximately $5,000,000 in available federal fund lines of credit with correspondent banks. There were no advances outstanding on these lines as of March 31, 2005 and December 31, 2004. The Company also has approximately $12,800,000 in an available line of credit with the Federal Home Loan Bank. The Company had $1,950,000 advanced on these lines as of March 31, 2005 and December 31, 2004. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Three Months in the Periods Ended
March 31, 2005 and 2004

During the first quarter of 2005, the Company formed a second subsidiary whose sole purpose was to issue $3,000,000 in Trust Preferred Securities through a private placement through JP Morgan Chase Bank, N.A. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At March 31, 2005, the floating rate securities had a 4.99 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.90 percent.

The Trust Preferred Securities are recorded as a liability on the balance sheet, but subject to certain limitations qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to inject capital into the bank subsidiary.

Capital

The capital of the Company totaled $10,199,088 as of March 31, 2005. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 10.02% at March 31, 2005, compared to 7.73% at December 31, 2004. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2005, the Bank had a risk-weighted total capital ratio of 12.61% compared to 9.99% at December 31, 2004, and a Tier I risk-weighted capital ratio of 11.42%, compared to 8.85% at December 31, 2004.

Investment Securities

At March 31, 2005, the Bank had $10,611,491 in investment securities available for sale. The net unrealized loss on available for sale securities, net of deferred tax benefit, was $(109,362) on March 31, 2005. During the period ended March 31, 2005, the Bank purchased $2,000,000 in investment securities available for sale. Also, as of March 31, 2005, the maturities and calls of investment securities totaled $500,000 resulting in neither a gain nor a loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Citizens Effingham Bancshares, Inc. and Subsidiary

Item 3. Controls and Procedures
For the Three Months Ended March 31, 2005

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

Part II. Other Information
For the Three Months Ended March 31, 2005

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to security holders for a vote during the three months ended March 31, 2005.

Item 5. Other Information

     None

Item 6. Exhibits

     A. Exhibit 31.1

     B. Exhibit 32.1

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/ Harry H. Shearouse

Harry H. Shearouse President and Chief Executive Officer

Date: May 13, 2005