Form 10QSB
period 2005-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2005-08-15
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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
Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at August 15, 2005
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

Citizens Effingham Bancshares, Inc. and Subsidiary
INDEX

PAGE
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

Consolidated Balance Sheets (unaudited) – June 30, 2005 and December 31, 2004	2

Consolidated Statements of Income (unaudited) — For the Three Months Ended June 30, 2005 and 2004	3

Consolidated Statements of Income (unaudited) – For the Six Months Ended June 30, 2005 and 2004	4

Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended June 30, 2005 and 2004	5

Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 3. Controls and Procedures	12

PART II: OTHER INFORMATION	13
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.
The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$4,605,440	$2,610,499
Interest-bearing cash	353,178	1,627
Federal funds sold	8,120,000	5,347,000

Total cash and cash equivalents	13,078,618	7,959,126

Securities available for sale, at fair value	14,674,358	8,903,137
Federal Home Loan Bank stock, restricted, at cost	344,000	306,500

Loans, net of unearned income	115,090,127	106,675,834
Less: allowance for loan losses	(1,566,991)	(1,253,685)

Loans, net	113,523,136	105,422,149

Bank premises and equipment, net	2,985,142	2,188,877
Accrued interest receivable	880,665	637,618
Cash surrender value life insurance	2,154,640	2,108,248
Other real estate and repossessed assets	13,000	140,000
Other assets and accrued income	618,828	412,702

Total Assets	$148,272,387	$128,078,357

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$22,211,589	$17,231,585
Interest bearing	109,561,107	98,845,797

Total deposits	131,772,696	116,077,382

Accrued interest payable	433,928	303,904
Subordinated debentures	3,093,000	—
Other borrowed funds	1,950,000	1,950,000
Other liabilities and accrued expenses	111,212	36,364

Total liabilities	137,360,836	118,367,650

Stockholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	5,838,006	4,623,911
Accumulated other comprehensive income	(46,455)	(33,204)

Total stockholders’ equity	10,911,551	9,710,707

Total Liabilities and Stockholders’ Equity	$148,272,387	$128,078,357

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Interest Income:
Interest and fees on loans	$2,162,710	$1,484,976
Income on federal funds sold	55,539	3,783
Interest on investment securities	126,334	90,415

Total interest income	2,344,583	1,579,174

Interest Expense:
Deposits	641,166	417,485
Subordinated debentures	39,871	—
Other interest expense	16,009	561

Total interest expense	697,046	418,046

Net interest income before provision for loan losses	1,647,537	1,161,128
Less — provision for loan losses	(126,000)	(90,000)

Net interest income after provision for loan losses	1,521,537	1,071,128

Other Operating Income:
Service charges on deposit accounts	114,535	115,462
Other service charges, commissions and fees	102,751	60,425
Gain on sale of other real estate	15	6,054
Gain on sale of investment securities	1,880	—
Other income	33,499	27,008

Total other operating income	252,680	208,949

Other Operating Expense:
Salaries	339,193	285,020
Employee Benefits	84,672	62,086
Net occupancy expense	30,583	27,981
Equipment rental and depreciation of equipment	64,176	59,622
Other expenses	248,914	274,159

Total other operating expenses	767,538	708,868

Income Before Income Taxes	1,006,679	571,209
Provision for income taxes	(357,123)	(230,230)

Net Income	$649,556	$340,979

Income Per Share:
Basic	$1.27	$0.67

Diluted	$1.27	$0.67

*	Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Interest Income:
Interest and fees on loans	$4,106,529	$2,856,069
Income on federal funds sold	86,440	12,747
Interest on investment securities	222,645	185,369

Total interest income	4,415,614	3,054,185

Interest Expense:
Deposits	1,202,620	827,754
Subordinated debentures	39,871	—
Other interest expense	31,429	24,208

Total interest expense	1,273,920	851,962

Net interest income before provision for loan losses	3,141,694	2,202,223
Less — provision for loan losses	(252,000)	(180,000)

Net interest income after provision for loan losses	2,889,694	2,022,223

Other Operating Income:
Service charges on deposit accounts	217,444	223,616
Other service charges, commissions and fees	180,683	122,601
Gain on sale of other real estate	5,015	6,054
Gain on sale of investment securities	1,880	—
Other income	66,065	53,305

Total other operating income	471,087	405,576

Other Operating Expense:
Salaries	645,054	560,370
Employee Benefits	168,831	127,565
Net occupancy expense	61,566	55,151
Equipment rental and depreciation of equipment	126,582	112,950
Other expenses	482,729	494,046

Total other operating expenses	1,484,762	1,350,082

Income Before Income Taxes	1,876,019	1,077,717
Provision for income taxes	(661,925)	(370,028)

Net Income	$1,214,094	$707,689

Income Per Share:
Basic	$2.37	$1.38

Diluted	$2.37	$1.38

*	Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,214,094	$707,689
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	252,000	180,000
Depreciation	89,787	73,097
Gain on the sale of other real estate	(5,014)	(6,054)
Changes in accrued income and other assets	(395,738)	(432,365)
Changes in accrued expenses and other liabilities	204,873	59,960

Net cash provided by operating activities	1,360,001	582,327

Cash Flows from Investing Activities:
Net change in loans to customers	(8,426,158)	(10,407,212)
Purchase of available for sale securities	(10,995,650)	(1,500,000)
Proceeds from maturities, calls and paydowns of available for sale securities	5,204,351	1,479,145
Purchase of Federal Home Loan Bank stock	(37,500)	(59,700)
Proceeds from sale of other real estate	205,186	145,000
Property and equipment expenditures	(886,052)	(85,037)
Investment in statutory trust	(93,000)	—

Net cash used in investing activities	(15,028,823)	(10,427,804)

Cash Flows from Financing Activities:
Net change in deposits	15,695,314	5,668,305
Net increase in federal funds purchased	—	380,000
Proceeds from long-term borrowings	—	(2,333,333)
Proceeds from issuance of subordinated debentures	3,093,000	—

Net cash provided by financing activities	18,788,314	3,714,972

Net Increase (Decrease) in Cash and Cash Equivalents	5,119,492	(6,130,505)
Cash and Cash Equivalents, Beginning of Period	7,959,126	9,595,357

Cash and Cash Equivalents, End of Period	$13,078,618	$3,464,852

Supplement Cash Flow Information:
Cash paid for interest	$1,143,896	$858,451

Cash paid for income taxes	$751,663	$360,000

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)	Other Comprehensive Income

During the six months ended June 30, 2005, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2004 is as follows:

Accumulated other comprehensive income (loss) at December 31, 2004	$(33,204)
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $(6,827)	(11,371)
Less: Reclassification adjustment for gains realized in net income	(1,880)

(13,251)

Accumulated other comprehensive income (loss) at June 30, 2005	$(46,455)

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2005 and 2004 are:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Directors’ fees	$18,400	$19,400	$38,100	$38,400
Legal and accounting	29,830	25,996	53,715	47,202
Supplies/printing	22,865	25,824	43,272	44,327
Data processing	21,258	43,096	56,276	86,192
ATM expense	21,257	20,076	42,507	42,388

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2005 and 2004
The following discussion of financial condition as of June 30, 2005 compared to December 31, 2004, and the results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.
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
June 30, 2005 and 2004
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
Interim Financial Condition
Citizens Effingham Bancshares, Inc. (the “Company”) reported total assets of $148,272,387 as of June 30, 2005, compared to $128,078,357 at December 31, 2004. The most significant changes in the composition of assets were an increase in loans from $105,422,149 to $113,523,136, an increase in securities available for sale from $8,903,137 to $14,674,358 and an increase in federal funds sold from $5,347,000 to $8,120,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2005 and 2004
Asset Quality
Nonperforming assets which include non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $143,000 at June 30, 2005, a decrease of $222,000 from December 31, 2004. There were no related party loans which were considered nonperforming at June 30, 2005. The composition of the nonperforming assets is presented in the following table:

	June 30,	December 31,
	2005	2004
Loans on nonaccrual	$130,000	$197,000
Loans greater than 90 days past due	—	28,000
Other real estate owned	13,000	140,000

Total nonperforming assets	$143,000	$365,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.12%	0.32%

The allowance for loan losses totaled $1,566,991 at June 30, 2005, a net increase of $313,306 from December 31, 2004. The allowance for loan losses represented 1.4% and 1.2% of total loans at June 30, 2005 and December 31, 2004, respectively. An analysis of the allowance for loan losses since December 31, 2004 follows:

Allowance for loan losses at December 31, 2004	$1,253,685

Charge-offs:
Commercial	3,719
Real Estate	19,017
Installment	15,057

Total	37,793

Recoveries:
Commercial	4,758
Real Estate	70,487
Installment	23,854

Total	99,099

Provision charged to income	252,000

Allowance for loan losses at June 30, 2005	$1,566,991

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2005 and 2004
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
Results of Operations

Net interest income before provision for loan losses for the second quarter of 2005 was $1,521,537, an increase of $450,409 (42.0%) compared to the same period for 2004. Interest income for the second quarter of 2005 was $2,344,583 representing an increase of $765,409 (48.5%) over the same period in 2004. The increase in interest income was due to an increase in interest rates on loans and the increase in average loan balances. Interest expense for the second quarter of 2005 increased $279,000 (66.7%) compared to the same period in 2004. The increase in interest expense is primarily due to an increase in average interest rates charged on interest bearing deposits and a growth in average deposit balances.
Amounts charged to expense related to the allowance for loan losses for the three months ended June 30, 2005 and 2004 were $126,000 and $90,000, respectively.
Other operating income for the second quarter of 2005 was $252,680, an increase of $43,731 compared to the same period in 2004.
Other operating expenses for the second quarter of 2005 were $767,538, an increase of $58,670 (8.3%) compared to the same period for 2004. The increase is primarily attributable to an increase of employee salaries, benefits, and other expenses.
Liquidity

The Bank’s liquid assets as a percentage of total deposits were 9.93% at June 30, 2005, compared to 6.86% at December 31, 2004. The Company has approximately $5,000,000 in available federal fund lines of credit with correspondent banks. There were no advances outstanding on these lines as of June 30, 2005 and December 31, 2004. The Company also has approximately $12,800,000 in an available line of credit with the Federal Home Loan Bank. The Company had $1,950,000 advanced on these lines as of June 30, 2005 and December 31, 2004. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations
For Each of the Six Months in the Periods Ended
June 30, 2005 and 2004
During the first quarter of 2005, the Company formed a second subsidiary whose sole purpose was to issue $3,000,000 in Trust Preferred Securities through a private placement through JP Morgan Chase Bank, N.A. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At June 30, 2005, the floating rate securities had a 5.40 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.90 percent.
The Trust Preferred Securities are recorded as a liability on the balance sheet, but subject to certain limitations qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to inject capital into the bank subsidiary.
Capital

The capital of the Company totaled $10,911,551 as of June 30, 2005. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common shareholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 9.66% at June 30, 2005, compared to 7.73% at December 31, 2004. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2005, the Bank had a risk-weighted total capital ratio of 12.86% compared to 9.99% at December 31, 2004, and a Tier I risk-weighted capital ratio of 11.61%, compared to 8.85% at December 31, 2004.
Investment Securities

At June 30, 2005, the Bank had $14,674,358 in investment securities available for sale. The net unrealized loss on available for sale securities, net of deferred tax benefit, was $(46,455) on June 30, 2005. During the period ended June 30, 2005, the Bank purchased $8,504,940 in investment securities available for sale. Also, as of June 30, 2005, the maturities and calls of investment securities totaled $5,204,351 resulting in neither a gain nor a loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 3. Controls and Procedures
For the Six Months Ended June 30, 2005
      The Corporation’s management, including the Chief Executive Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
      There were no significant changes in the Corporation’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Citizens Effingham Bancshares, Inc. and Subsidiary
Part II. Other Information
For the Six Months Ended June 30, 2005
PART II: OTHER INFORMATION:
Item 1. Legal Proceedings
There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
On April 19, 2005, the Annual Meeting of Citizens Effingham Bancshares, Inc. was held for the purpose of electing Class I Directors as described in the Proxy Statement furnished to the shareholders in connection with this meeting.
Class I Directors elected to serve a three-year term were Jon G. Burns, Charles E. Hartzog, Philip M. Heidt and W. Harvey Kieffer. There were 399,720 votes received via proxy or voted in person at the meeting (78% of shares outstanding). Each director received 399,220 votes FOR and 500 votes AGAINST. Voting results represented a plurality of votes for each director.
Item 5. Other Information
None
Item 6. Exhibits
A.	Exhibit 31.1

B.	Exhibit 32.1
SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Citizens Effingham Bancshares, Inc.
/s/Harry H. Shearouse

Harry H. Shearouse
President and Chief Executive Officer
Date: August 15, 2005