Form 10QSB
period 2005-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2005-11-14
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at November 14, 2005
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

Citizens Effingham Bancshares, Inc. and Subsidiary
INDEX

PAGE
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

Consolidated Balance Sheets — September 30, 2005 (unaudited) and December 31, 2004 (audited)	2

Consolidated Statements of Income (unaudited) — For the Three Months Ended September 30, 2005 and 2004 and the Nine Months Ended September 30, 2005 and 2004	3

Consolidated Statements of Cash Flows (unaudited) — For the Nine Months Ended September 30, 2005 and 2004	4

Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2. Management’s Discussion and Analysis or Plan of Operation	6

ITEM 3. Controls and Procedures	11

PART II: OTHER INFORMATION	12
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.
The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004

	(Unaudited)	(Audited)
	September 30,	December 31,
	2005	2004
Assets

Cash and due from banks	$3,773,369	$2,610,499
Interest-bearing cash	394,287	1,627
Federal funds sold	1,409,000	5,347,000

Total cash and cash equivalents	5,576,656	7,959,126

Securities available for sale, at fair value	15,615,765	8,903,137
Federal Home Loan Bank stock, restricted, at cost	344,000	306,500

Loans, net of unearned income	118,302,788	106,675,834
Less: allowance for loan losses	(1,739,319)	(1,253,685)

Loans, net	116,563,469	105,422,149

Bank premises and equipment, net	4,088,708	2,188,877
Accrued interest receivable	1,037,451	637,618
Cash surrender value life insurance	2,177,836	2,108,248
Other real estate and repossessed assets	—	140,000
Other assets and accrued income	800,047	412,702

Total Assets	$146,203,932	$128,078,357

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$21,696,806	$17,231,585
Interest-bearing	107,444,959	98,845,797

Total deposits	129,141,765	116,077,382

Accrued interest payable	458,664	303,904
Subordinated debentures	3,093,000	—
Other borrowed funds	1,950,000	1,950,000
Other liabilities and accrued expenses	134,785	36,364

Total liabilities	134,778,214	118,367,650

Stockholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	6,439,154	4,623,911
Accumulated other comprehensive income	(133,436)	(33,204)

Total stockholders’ equity	11,425,718	9,710,707

Total Liabilities and Stockholders’ Equity	$146,203,932	$128,078,357

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended September 30, 2005 and 2004
And For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income:
Interest and fees on loans	$2,351,270	$1,576,183	$6,457,799	$4,432,252
Income on federal funds sold	52,246	8,136	138,686	20,883
Interest on investment securities	158,624	90,635	381,269	276,004

Total interest income	2,562,140	1,674,954	6,977,754	4,729,139

Interest Expense:
Deposits	769,800	437,588	1,972,420	1,265,342
Subordinated debentures	42,384	—	82,255	—
Other interest expense	15,823	3,591	47,252	27,799

Total interest expense	828,007	441,179	2,101,927	1,293,141

Net interest income before provision for loan losses	1,734,133	1,233,775	4,875,827	3,435,998
Less — provision for loan losses	(126,000)	(110,000)	(378,000)	(290,000)

Net interest income after provision for loan losses	1,608,133	1,123,775	4,497,827	3,145,998

Other Operating Income:
Service charges on deposit accounts	110,831	114,565	328,275	338,181
Other service charges, commissions and fees	107,915	65,384	288,598	187,985
Gain on sale of other real estate	—	—	5,015	6,054
Gain on sale of investment securities	—	—	1,880	—
Other income	27,068	25,870	93,133	79,175

Total other operating income	245,814	205,819	716,901	611,395

Other Operating Expense:
Salaries	370,698	287,799	1,015,752	848,169
Employee Benefits	85,642	66,164	254,473	193,729
Net occupancy expense	33,313	28,623	94,879	83,774
Equipment rental and depreciation of equipment	61,588	62,126	188,170	175,076
Other expenses	340,162	225,284	822,891	719,330

Total other operating expenses	891,403	669,996	2,376,165	2,020,078

Income Before Income Taxes	962,544	659,598	2,838,563	1,737,315
Provision for income taxes	(361,395)	(230,498)	(1,023,320)	(600,526)

Net Income	$601,149	$429,100	$1,815,243	$1,136,789

Income Per Share:
Basic	$1.17	$0.84	$3.55	$2.22

Diluted	$1.17	$0.84	$3.55	$2.22

*	Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$1,815,243	$1,136,789
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	378,000	290,000
Depreciation	136,082	111,095
Gain on the sale of other real estate	(5,015)	(6,054)
Changes in accrued income and other assets	(763,766)	(61,647)
Changes in accrued expenses and other liabilities	304,816	92,310

Net cash provided by operating activities	1,865,360	1,562,493

Cash Flows from Investing Activities:
Net change in loans to customers	(11,588,308)	(14,059,705)
Purchase of securities available for sale	(12,492,525)	(2,000,000)
Proceeds from maturities, calls and paydowns of securities available for sale	5,628,030	2,185,582
Purchase of Federal Home Loan Bank stock	(37,500)	(59,700)
Proceeds from sale of other real estate	214,003	145,000
Property and equipment expenditures	(2,035,913)	(124,944)
Investment in statutory trust	(93,000)	—

Net cash used in investing activities	(20,405,213)	(13,913,767)

Cash Flows from Financing Activities:
Net change in deposits	13,064,383	9,826,263
Proceeds from long-term borrowings	—	(333,333)
Proceeds from issuance of subordinated debentures	3,093,000	—

Net cash provided by financing activities	16,157,383	9,492,930

Net Decrease in Cash and Cash Equivalents	(2,382,470)	(2,858,344)
Cash and Cash Equivalents, Beginning of Period	7,959,126	9,595,357

Cash and Cash Equivalents, End of Period	$5,576,656	$6,737,013

Supplement Cash Flow Information:
Cash paid for interest	$1,947,168	$1,281,073

Cash paid for income taxes	$1,241,663	$530,000

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(2)	Other Comprehensive Income

During the nine months ended September 30, 2005, the Company had unrealized holding gains on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive income since December 31, 2004 is as follows:

Accumulated other comprehensive income (loss) at December 31, 2004	$(33,204)
Other comprehensive income, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $(51,635)	(98,352)
Less: Reclassification adjustment for gains realized in net income	(1,880)

(100,232)

Accumulated other comprehensive income (loss) at September 30, 2005	$(133,436)

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended September 30, 2005 and 2004 are:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Directors’ fees	$17,800	$18,500	$55,900	$56,900
Legal and accounting	83,142	20,163	136,857	67,365
Supplies/printing	34,450	18,531	77,722	62,858
Data processing	22,458	43,096	78,734	129,288
ATM expense	26,208	19,964	68,715	62,352

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Nine Months in the Periods Ended
September 30, 2005 and 2004
The following discussion of financial condition as of September 30, 2005 compared to December 31, 2004, and the results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.
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

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Nine Months in the Periods Ended
September 30, 2005 and 2004
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
General
Citizens Effingham Bancshares, Inc. (the Company) operates as a bank holding company with a one bank subsidiary. The Company owns 100% of the outstanding stock of Citizens Bank of Effingham (the Bank). The Bank began operations in September 1998 and operates as a state chartered bank with banking offices in Springfield, Rincon and Guyton, Georgia. The Company provides a variety of financial services to individuals and small business through its offices in south Georgia. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans. During the third quarter of 2005, a site for a future banking office was acquired in Port Wentworth, Georgia.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Nine Months in the Periods Ended
September 30, 2005 and 2004
Interim Financial Condition
Citizens Effingham Bancshares, Inc. (the Company) reported total assets of $146,203,932 as of September 30, 2005, compared to $128,078,357 at December 31, 2004. The most significant changes in the composition of assets were an increase in loans from $105,422,149 to $116,563,469, an increase in securities available for sale from $8,903,137 to $15,615,765 and a decrease in federal funds sold from $5,347,000 to $1,409,000.
Asset Quality
Nonperforming assets which include non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $403,000 at September 30, 2005, an increase of $38,000 from December 31, 2004. There were no related party loans which were considered nonperforming at September 30, 2005. The composition of the nonperforming assets is presented in the following table:

	September 30,	December 31,
	2005	2004
Loans on nonaccrual	$130,000	$197,000
Loans greater than 90 days past due	273,000	28,000
Other real estate owned	—	140,000

Total nonperforming assets	$403,000	$365,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.34%	0.32%

The allowance for loan losses totaled $1,739,319 at September 30, 2005, a net increase of $485,634 from December 31, 2004. The allowance for loan losses represented 1.5% and 1.2% of total loans at September 30, 2005 and December 31, 2004, respectively. An analysis of the allowance for loan losses since December 31, 2004 follows:

Allowance for loan losses at December 31, 2004	$1,253,685

Charge-offs:
Commercial	3,719
Real Estate	19,017
Installment	16,937

Total	39,673

Recoveries:
Commercial	47,429
Real Estate	73,887
Installment	25,991

Total	147,307

Provision charged to income	378,000

Allowance for loan losses at September 30, 2005	$1,739,319

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Nine Months in the Periods Ended
September 30, 2005 and 2004
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
The Bank was most recently examined by its primary regulatory authority in July 2005. There were no recommendations by the regulatory authority that in management’s opinion will have material effects on the Bank’s liquidity, capital resources or operations.
Results of Operations
Net interest income before provision for loan losses for the third quarter of 2005 was $1,734,133, an increase of $500,358 (40.6%) compared to the same period for 2004. Interest income for the third quarter of 2005 was $2,562,140 representing an increase of $887,186 (53.0%) over the same period in 2004. The increase in interest income was due to an increase in interest rates on loans and the increase in average loan balances. Interest expense for the third quarter of 2005 increased $386,828 (87.7%) compared to the same period in 2004. The increase in interest expense is primarily due to an increase in average interest rates charged on interest-bearing deposits and a growth in average deposit balances.
Amounts charged to expense related to the allowance for loan losses for the three months ended September 30, 2005 and 2004 were $126,000 and $110,000, respectively.
Other operating income for the third quarter of 2005 was $245,814, an increase of $39,995 compared to the same period in 2004.
Other operating expenses for the third quarter of 2005 were $891,403, an increase of $221,407 (33.0%) compared to the same period for 2004. The increase is primarily attributable to an increase of employee salaries, benefits, and other expenses.
Liquidity
The Bank’s liquid assets as a percentage of total deposits were 4.32% at September 30, 2005, compared to 6.86% at December 31, 2004. The Company has approximately $5,000,000 in available federal fund lines of credit with correspondent banks. There were no advances outstanding on these lines as of September 30, 2005 and December 31, 2004. The Company also has approximately $12,800,000 in an available line of credit with the Federal Home Loan Bank. The Company had $1,950,000 advanced on these lines as of September 30, 2005 and December 31, 2004. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.
During the first quarter of 2005, the Company formed a second subsidiary whose sole purpose was to issue $3,000,000 in Trust Preferred Securities through a private placement through JP Morgan Chase Bank, N.A. The Trust Preferred Securities have a maturity of 30 years and are redeemable after five years with certain exceptions. At September 30, 2005, the floating rate securities had a 5.31 percent interest rate, which will reset quarterly at the three-month LIBOR rate plus 1.90 percent.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Nine Months in the Periods Ended
September 30, 2005 and 2004
The Trust Preferred Securities are recorded as a liability on the consolidated balance sheets, but subject to certain limitations qualify as Tier 1 Capital for regulatory capital purposes. The proceeds from the offering were used to inject capital into the bank subsidiary.
Capital
The capital of the Company totaled $11,425,718 as of September 30, 2005. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common stockholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 9.86% at September 30, 2005, compared to 7.73% at December 31, 2004. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At September 30, 2005, the Bank had a risk-weighted total capital ratio of 13.08% compared to 9.99% at December 31, 2004, and a Tier I risk-weighted capital ratio of 11.83%, compared to 8.85% at December 31, 2004.
Investment Securities
At September 30, 2005, the Bank had $15,615,765 in investment securities available for sale. The net unrealized loss on securities available for sale, net of deferred tax benefit, was $(202,175) on September 30, 2005. During the period ended September 30, 2005, the Bank purchased $12,492,525 in investment securities available for sale. Also, as of September 30, 2005, the maturities and calls of investment securities totaled $5,628,030 resulting in neither a gain nor a loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 3. Controls and Procedures
For the Nine Months Ended September 30, 2005
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer, Harry H. Shearouse, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective.

Citizens Effingham Bancshares, Inc. and Subsidiary
Part II. Other Information
For the Nine Months Ended September 30, 2005
PART II: OTHER INFORMATION:
Item 1. Legal Proceedings
There are no material legal proceedings to which the Company is a party or of which their property is the subject.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
Not Applicable
Item 4. Submission of Matters to a Vote of Security-Holders
None
Item 5. Other Information
None
Item 6. Exhibits
A.   Exhibit 31.1
B.   Exhibit 32.1
SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Citizens Effingham Bancshares, Inc.
/s/ Harry H. Shearouse
Harry H. Shearouse
President and Chief Executive Officer
Date: November 14, 2005