Form 10KSB/A
period 2004-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2006-01-13
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-KSB/A
Amendment No. 1

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

Yes ☑  No

Check if disclosure of delinquent fliers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or an information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑

Indicate by check-mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐  No ☑

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

Yes  ☐  No ☑

EXPLANATORY NOTE

This Amendment No. 1 is being filed further to our original Form 10KSB filing for the period ended December 31, 2004. Other than conforming the signature of Thigpen, Jones, Seaton & Co., P.C., contained in Item 7, no other changes are being made to the Form 10-KSB, and this Form 10-KSB/A does not otherwise modify or update the disclosure contained in the Form 10-KSB.

The Original 10KSB filing has also been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Form 10-KSB/A as Exhibits 31.1 and 32.1.

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
Harry H. Shearouse
President, Chief Executive Officer, and Acting Chief Financial Officer Date: January 13, 2006

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

Signature	Title	Date
/s/ Harry H. Shearouse Harry H. Shearouse	President, Chairman of the Board, Treasurer and Director, (Principal Executive Officer and Acting Principal Financial and Accounting Officer)	January 13, 2006

/s/ Joe G. Burns Jon G. Burns	Director	January 13, 2006

/s/ Charles E. Hartzog Charles E. Hartzog	Director	January 13, 2006

/s/ Philip M. Heidt Philip M. Heidt	Director	January 13, 2006

/s/ W. Harvey Kieffer W. Harvey Kieffer	Director	January 13, 2006

/s/ C. Murray Kight C. Murray Kight	Director/Secretary	January 13, 2006

/s/ Michael T. Lee Michael T. Lee	Director	January 13, 2006

/s/ Thomas C. Strickland, Jr. Thomas C. Strickland, Jr.	Director	January 13, 2006

/s/ Mariben M. Thompson Mariben M. Thompson	Director	January 13, 2006

/s/ Thomas O. Triplett, Sr. Thomas O. Triplett, Sr.	Director	January 13, 2006

/s/ H. Mitchell Weitman H. Mitchell Weitman	Director	January 13, 2006

/s/ Wendel H. Wilson Wendel H. Wilson	Director	January 13, 2006