Form 10QSB/A
period 2005-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2006-02-17
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549
FORM 10-QSB/A
(AMENDMENT NO. 1)

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

Yes ☑ No ☐

Explanatory Note

This Amendment No. 1 on Form 10-QSB/A for the quarter ended March 31, 2005 (Amendment No. 1) is filed to correct “Item 3. Controls and Procedures” to include our Principal Financial Officer and to include our Principal Financial Officer in the conformed copies of Exhibits 31.1 and 32.1 to the original filing. The corrected conformed copy of such certifications, each dated May 13, 2005, the date of the original filing, are filed as Exhibits 31.1 and 32.1 to the Amendment No. 1 on Form 10-QSB/A, respectively.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1 on Form 10-QSB/A, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Form 10-QSB/A and are included as Exhibits 31.2 and 32.2 hereto.

The remainder of the Form 10-QSB filed on May 13, 2005 is unchanged.

Citizens Effingham Bancshares, Inc. and Subsidiary

INDEX

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PAGE

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

Consolidated Balance Sheets (unaudited) –March 31, 2005 and December 31, 2004	2

Consolidated Statements of Income (unaudited) - For the Three Months Ended March 31, 2005 and 2004	3

Consolidated Statements of Cash Flows (unaudited) - For the Three Months Ended March 31, 2005 and 2004	4

Notes to Consolidated Financial Statements (unaudited)	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

ITEM 3. Controls and Procedures	11

PART II: OTHER INFORMATION	12
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CEO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CEO

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

Citizens Effingham Bancshares, Inc. and Subsidiary

Item 3. Controls and Procedures
For the Three Months Ended March 31, 2005

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

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

     B. Exhibit 31.2

     C. Exhibit 32.1

     D. Exhibit 32.2

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Effingham Bancshares, Inc.

/s/ Harry H. Shearouse

Harry H. Shearouse President, Chief Executive Officer and Principal Financial Officer

Date: February 17, 2006