Form 10QSB/A
period 2005-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2006-02-17
CIK 1049489

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
Yes ☐ No ☑

Explanatory Note
This Amendment No. 1 on Form 10-QSB/A for the quarter ended June 30, 2005 (Amendment No. 1) is filed to correct “Item 3. Controls and Procedures” to include our Principal Financial Officer and to include our Principal Financial Officer in the conformed copies of Exhibits 31.1 and 32.1 to the original filing. The corrected conformed copy of such certifications, each dated August 15, 2005, the date of the original filing, are filed as Exhibits 31.1 and 32.1 to the Amendment No. 1 on Form 10-QSB/A, respectively.
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
The remainder of the Form 10-QSB filed on August 15, 2005 is unchanged.

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