Form 10QSB/A
period 2005-09-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2006-02-17
CIK 1049489

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
Yes ☐ No ☑

Explanatory Note
This Amendment No. 1 on Form 10-QSB/A for the quarter ended September 30, 2005 (Amendment No. 1) is filed to correct “Item 3. Controls and Procedures” to include our Principal Financial Officer and to include our Principal Financial Officer in the conformed copies of Exhibits 31.1 and 32.1 to the original filing. The corrected conformed copy of such certifications, each dated November 14, 2005, the date of the original filing, are filed as Exhibits 31.1 and 32.1 to the Amendment No. 1 on Form 10-QSB/A, respectively.
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
The remainder of the Form 10-QSB filed on November 14, 2005 is unchanged.

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

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 3. Controls and Procedures
For the Nine Months Ended September 30, 2005
As of the end of the period covered by this report, we carried out an evaluation, with the participation of management and under the supervision of our Chief Executive Officer and Principal Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

Citizens Effingham Bancshares, Inc. and Subsidiary

Part II. Other Information
For the Three Months Ended September 30, 2005

PART II: OTHER INFORMATION:

Item 1. Legal Proceedings

     There are no material legal proceedings to which the Company is a party or of which their property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security-Holders

     None.

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