Form 10KSB
period 2005-12-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2006-03-31
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-KSB

☑	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005

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
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the Past 90 days.
Yes ☑ No ☐
Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or an information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑
State issuer’s revenues for its most recent fiscal year: $10,723,476
State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $18,105,300 as of March 15, 2006
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at March 15, 2006
DOCUMENTS INCORPORATED BY REFERENCE: NONE
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

CITIZENS EFFINGHAM BANCSHARES, INC.

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Special Cautionary Notice Regarding Forward-Looking Statements
This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. Various matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements for purposes of the Securities Act and the Securities Exchange Act. These forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance, and may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Citizens Effingham Bancshares, Inc. (the Company) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. The Company’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:
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

Citizens Effingham Bancshares, Inc.
The Company was incorporated as a Georgia corporation on April 7, 1997, for the purpose of acquiring all of the issued and outstanding shares of common stock of Citizens Bank of Effingham (the Bank).
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
Any additional future nonbanking activities to be conducted by the Company may include financial and other activities permitted by law, and such activities could be conducted by subsidiary corporations that have not yet been organized. Commencement of nonbanking operations by the Company or by its subsidiaries, if they are organized, will be contingent upon the appropriate regulatory authority.
The Company does not have any employees who are not also employees of the Bank.
The Company’s main office is located at 802 South Laurel Street, Springfield, Georgia. The Bank opened a branch in November 1998 located at 600 South Columbia Avenue in Rincon, Georgia. A new branch located at 109 W. Central Boulevard, Guyton, Georgia was opened in June 2005. In August 2005, the Bank purchased 2.45 acres at Coldbrook Station, Port Wentworth, Georgia as a future branch site. Port Wentworth is located in Chatham County, Georgia.
On March 25, 2005, the Company formed Citizens Effingham Trust I for the purpose of establishing a special purpose entity to issue trust preferred securities.
Citizens Bank of Effingham
General
The Bank began operations on September 8, 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield and Rincon, Georgia. The Company owns 100 percent of the outstanding stock of the Bank. The Bank provides a variety of financial services to individuals and small businesses through its offices in Springfield, Rincon and Guyton, Georgia. The Bank’s primary deposit products are savings and term certificate accounts and its primary lending products are consumer, residential, commercial mortgage loans and small business loans.
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
The Bank’s legal lending limits are 15 percent of its statutory capital base for unsecured loans and 25 percent of its statutory capital base for secured loans. The Bank’s statutory capital base is determined by the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of net assets of the Bank, whichever is the lower amount. Accordingly, the Bank’s legal lending limits are approximately $2.2 million for unsecured loans and approximately $3.7 million for secured loans. While the Bank generally employs more conservative lending limits, the board of directors has discretion to lend up to the legal lending limits as described above.
Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements and investments. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or nonexisting collateral, general economic downturn and customer financial problems.
Commercial Loans. The Bank’s commercial lending is directed principally toward small-to-medium-sized businesses whose demand for funds falls within the Bank’s legal lending limits. This category of loans includes loans made to individuals, partnerships or corporate borrowers that are obtained for a variety of business purposes. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturn, deteriorated or nonexisting collateral and changes in interest rates.

Real Estate Loans. The Bank makes and holds real estate loans, consisting primarily of single-family residential construction loans for one-to-four unit family structures. The Bank requires a first lien position on the land associated with the construction project and offers these loans to professional building contractors and homeowners. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not being diverted to another project. The loan-to-value ratios for such loans are predominantly 80 percent of the lower of the as-built appraised value or project cost, and a maximum of 90 percent if the loan is amortized. Loans for construction can present a high degree of risk to the lender, depending upon, among other things, whether the builder can sell the home to a buyer, whether the buyer can obtain permanent financing, whether the transaction produces income in the interim and the nature of changing economic conditions.
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
Employees
The Company has one employee, who is also an employee of the Bank. At December 31, 2005 the Bank had 43 full-time employees and 2 part-time employees. The Company and the Bank consider the relationship with their employees to be excellent.

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
Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:
•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5 percent of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25 percent or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10 percent or more, but less than 25 percent, of any class of voting securities and either:
•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.
Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.
Permitted Activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5 percent of the voting shares of any company engaged in any activity other than:
•	banking or managing or controlling banks; and

•	an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.
Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a nonbank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

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
Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories—well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized—in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2005, we qualified for the “adequately capitalized” category.

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
An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5 percent of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.
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
Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6 percent on any obligation for which the borrower is a person on active duty with the United States military.
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
The minimum guideline for the ratio of total capital to risk-weighted assets is 8 percent. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4 percent of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100 percent of Tier 1 Capital. At December 31, 2005 our ratio of total capital to risk-weighted assets was 12.7 percent and our ratio of Tier 1 Capital to risk-weighted assets was 11.5 percent.
In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3 percent for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4 percent. At December 31, 2005, our leverage ratio was 9.9 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.
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
The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50 percent of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.
At January 1, 2006, the Bank was able to pay approximately $1,296,000 in dividends to the Company without prior regulatory approval.
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
The total amount of the above transactions is limited in amount, as to any one affiliate, to 10 percent of a bank’s capital and surplus and, as to all affiliates combined, to 20 percent of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

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
The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the opt-out), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.
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

Selected Statistical Information
The following statistical information is provided for the Company for the years ended December 31, 2005 and 2004. The data is presented primarily using daily average balances. This data should be read in conjunction with the financial statements appearing elsewhere in this Annual Report on Form 10-KSB.
I. Distribution of Assets, Liabilities, and Stockholder’s Equity; Interest Rates and Interest Differential
The following table reflects the tax-equivalent yields of interest-earning assets and interest-bearing liabilities:

	2005			2004
		Interest	Tax		Interest	Tax
	Average	Income/	Equivalent	Average	Income/	Equivalent
	Balance	Expense	Yield	Balance	Expense	Yield
	(Dollars in Thousands)
Interest-Earning Assets:
Loans (Including Loan Fees)	$115,075	$9,066	7.88%	$96,598	$6,225	6.44%
Fed Funds Sold	5,495	162	2.95%	3,183	43	1.35%
Investment Securities:
Taxable Investment Securities	13,127	512	3.90%	9,042	345	3.82%
Tax-Exempt Investment Securities	252	8	4.81%	259	8	4.68%
Other	711	25	3.52%	246	8	3.25%

Total Interest-Earning Assets	134,660	9,773	7.26%	109,328	6,629	6.06%

Allowance for Loan Losses	(1,556)			(1,247)
Cash & Due From Banks	3,713			2,948
Premises and Equipment	3,220			1,918
Other Assets	3,617			3,396

Total Assets	$143,654			$116,343

Interest-Bearing Liabilities:
Deposits:
Demand Deposits	$6,034	$30	0.50%	$4,977	$25	0.50%
Savings and Money Market	40,117	808	2.01%	36,364	500	1.37%
Time Deposits	60,930	2,040	3.35%	48,703	1,251	2.57%
Junior Subordinated Debentures	2,320	128	5.52%	—	—	—
Other Borrowings	1,990	64	3.22%	1,180	40	3.39%

Total Interest-Bearing Liabilities	111,391	3,070	2.76%	91,224	1,816	1.99%

Noninterest-Bearing Deposits	20,764			15,541
Other Liabilities	596			423
Stockholders’ Equity	10,903			9,155

Total Liabilities and Stockholders’ Equity	$143,654			$116,343

Net Interest Income		$6,703			$4,813
Net Interest Spread			4.50%			4.07%

Net Interest Yield on Average Earning Assets	$134,660	$6,703	4.98%	$109,328	$4,813	4.40%

As of December 31, 2005 and 2004 loans in nonaccrual status approximated $0 and $197,000, respectively.

Statistical Information, continued
Loan fees are included in the interest income computation and were $665,016 and $601,028 as of December 31, 2005 and 2004, respectively.
Rate and Volume Analysis — The following table reflects the change in net interest income resulting from changes in interest rates and from asset and liability volume. Federally tax-exempt interest is presented on a taxable-equivalent basis assuming a 34 percent federal tax rate. The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year. The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years. Thus, changes that are not solely due to volume have been consistently attributed to rate.

	2005 Compared to 2004			2004 Compared to 2003
	Increase(decrease)			Increase(decrease)
	due to changes in			due to changes in
		Yield/	Net		Yield/	Net
	Volume	Rate	Change	Volume	Rate	Change

Interest Earned on:
Loans	$1,191	$1,650	$2,841	$630	$30	$660
Fed Funds Sold	33	86	119	(22)	18	(4)
Investment Securities:
Taxable Investment Securities	156	11	167	29	(63)	(34)
Tax-Exempt Investment Securities	—	—	—	—	—	—
Other	11	6	17	5	(4)	1

Total Interest Income	1,391	1,753	3,144	642	(19)	623

Interest Paid on:
Deposits:
Demand Deposits	5	—	5	(2)	—	(2)
Savings	52	256	308	66	(37)	29
Time Deposits	314	475	789	63	(353)	(290)
Junior Subordinated Debentures	—	128	128	—	—	—
Other Borrowings	27	(3)	24	(43)	—	(43)

Total Interest Expense	398	856	1,254	84	(390)	(306)

Statistical Information, continued
II. Investment Portfolio — Carrying Value of Securities
The following tables summarize the investment portfolio by type and maturity:

	Available for Sale
	2005	2004
	(Amounts in Thousands)
U.S. Government Agencies	$9,519	$5,294
State, County and Municipal	250	256
Mortgage-Backed Securities	4,969	3,353

Total	$14,738	$8,903

Expected Maturities

					Available for Sale
	Within		After One		After Five
	One		But Within		But Within		After
	Year	Yield	Five Years	Yield	Ten Years	Yield	Ten Years	Yield	Totals
				(Dollars in Thousands)
U.S. Government Agencies	$2,729	3.8%	$6,790	4.1%	$—	—	$—	—	$9,519
State, County and Municipal	250	3.3%	—	—	—	—	—	—	250
Mortgage-Backed Securities	—	—	1,731	3.4%	2,552	4.0%	686	4.5%	4,969

Total	$2,979	3.8%	$8,521	4.0%	$2,552	4.0%	$686	4.5%	$14,738

The Company had no securities classified as held to maturity or trading as of December 31, 2005 and 2004.

Statistical Information, continued
III. Loan Portfolio
The following tables summarize the breakdown of loans by type and the contractual maturities of selected fixed and variable rate loans:

	2005		2004
	(Dollars in Thousands)
Commercial	$16,682	13.6%	$15,682	14.7%
Commercial — Business Real Estate	27,771	22.6%	27,692	26.0%
Real Estate — Construction	44,288	36.1%	34,561	32.4%
Real Estate — Mortgage	28,142	22.9%	21,981	20.6%
Installment Loans to Individuals	5,927	4.8%	6,760	6.3%

Total Loans	122,810	100.00%	106,676	100.0%

Less: Allowance for Loan losses	(1,681)		(1,254)

Total	$121,129		$105,422

					Rate Structure
	Maturity				> One Year
		Over One	Due		Fixed	Variable
	One Year	Through	After		Interest	Interest
	or Less	Five Years	Five Years	Total	Rate	Rate

Commercial	$9,255	$7,411	$16	$16,682	$1,320	$6,107

Real Estate — Construction	39,480	4,620	188	44,288	1,056	3,752

Total	$48,735	$12,031	$204	$60,970	$2,376	$9,859

Statistical Information, continued
Allowance for Loan Losses
The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans.
The allowance for loan losses represents management’s assessment of the risk associated with extending credit and its evaluation of the quality of the loan portfolio. Management analyzes the loan portfolio to determine the adequacy of the allowance for loan losses and the appropriate provision required to maintain a level considered adequate to absorb anticipated loan losses. In assessing the adequacy of the allowance, management reviews the size, quality and risk of loans in the portfolio. Management also considers such factors as our loan loss experience, the amount of past due and nonperforming loans, specific known risk, the status and amount of nonperforming assets, underlying collateral values securing the loans, current and anticipated economic conditions and other factors which affect the allowance for credit losses. An analysis of the credit quality of the loan portfolio and the adequacy of the allowance for loan losses is prepared by the loan committee on a quarterly basis.
Our allowance for loan losses is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance for loan losses and the size of the allowance for loan losses in comparison to a group of peer banks identified by the regulators. During their routine examinations of banks, regulatory agencies may require a bank to make additional provisions to its allowance for loan losses when, in the opinion of the regulators, credit evaluations and allowance for loan loss methodology differ materially from those of management.
The calculation of the allowance for loan losses is divided into specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful or substandard. Specific allocations are provided for these problem loans in amounts which we believe are sufficient to cover any potential collateral shortfall. The general component covers nonclassified loans and is based on historical loss experience. The historical loss ratios are periodically updated based on actual charge-off experience. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.
While it is our policy to charge off in the current period loans for which a loss is considered probable, there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because these risks include the state of the economy, management’s judgment as to the adequacy of the allowance is necessarily approximate and imprecise. Our evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

Statistical Information, continued
IV. Summary of Loan Loss Experience

	2005	2004
	(Amounts in Thousands)

Allowance for Possible Loan Losses, Beginning of Period	$1,254	$1,107

Charge-Offs:
Commercial	69	93
Real Estate — Construction	40	232
Real Estate — Mortgage	—	—
Consumer	56	100

Total	165	425

Recoveries:
Commercial	49	55
Real Estate — Construction	76	18
Real Estate — Mortgage	—	—
Consumer	29	29

Total	154	102

Net Charge-Offs	11	323

Additions Charged to Operations	438	470
Adjustments	—	—

Allowance for Possible Loan Losses, End of Period	1,681	1,254

Average Loans Outstanding, Net of Unearned Income	$115,075	$96,598

Ratio of Net Charge-Offs During the Period to Average Loans Outstanding During the Period	0.01%	0.33%

Risk Elements
(Thousands)

	2005	2004

Loans 90 Days Past Due	$1	$28
Loans on Nonaccrual	—	197
Other Real Estate	69	140

Total Nonperforming Assets	$70	$365

Total Nonperforming Assets as a Percentage of Loans	0.06%	0.38%

Statistical Information, continued
The following table summarizes information concerning the allocation of the allowance for loan losses as of December 31, 2005:

	Allocated	% of Total
	Amount	Allowance

Commercial	$247	14.7%
Commercial — Business Real Estate	437	26.0%
Real Estate — Construction	545	32.4%
Real Estate — Mortgage	346	20.6%
Installment Loans to Individuals	106	6.3%

Total	$1,681	100.0%

V. Deposits
The following table summarizes the average balances and average rates for deposit accounts:

	2005		2004
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in Thousands)

Noninterest-Bearing Deposits	$20,764		$15,541
Interest-Bearing Demand Deposits	6,034	0.50%	4,977	0.50%
Savings and Money Market Deposits	40,117	2.01%	36,364	1.37%
Time Deposits	60,930	3.35%	48,703	2.57%

Total Average Deposits	$127,845	2.76%	$105,585	1.99%

Statistical Information, continued
As of December 31, 2005 the amount outstanding of time certificates of deposit of $100,000 or more was $30,841 thousand. Amounts by time remaining until maturity on time deposits of $100,000 or more were:

(Thousands)
3 Months or Less	$2,897
Over 3 Through 12 Months	15,701
Over 1 Through 3 Years	8,120
Over 3 Years	4,123

Total	$30,841

VI. Selected Financial Data (amounts in thousands, except per share amounts)
The following represents selected financial data for the years ended December 31, 2005 and 2004. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this report.

	(Thousands)
	2005	2004

Interest and Dividend Income	$9,773	$6,630
Interest Expense	3,070	1,816
Net Interest Income	6,703	4,814
Provision for Loan Losses	438	470
Net Earnings	2,451	1,603
Net Earnings Per Share	4.79	3.13
Total Average Stockholder’s Equity	10,903	9,155
Total Average Assets	143,654	116,343
Return on Average Assets	1.71%	1.38%
Return on Average Equity	22.48%	17.51%
Average Equity to Average Asset Ratio	7.59%	7.87%
VII. Short-term Borrowings
No category of short-term borrowings exceeds 30 percent of stockholders’ equity.

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
The Bank opened a new full service branch in Guyton, Georgia at 109 W. Central Boulevard in June 2005. The one-story brick building contains approximately 2,629 square feet, with an attached drive-up canopy of approximately 700 square feet. The building sits on .92 acres of land and includes four teller stations and one ATM station.
In August 2005, the Bank purchased a future branch site, consisting of 2.45 acres, in Port Wentworth, Georgia at ColdBrook Station. The planned 3,000 square foot building is to include five offices, four teller windows and a drive-up canopy approximating 1,000 square feet with one ATM station.
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
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
There is currently no market for the shares of common stock and it is not likely that an active trading market will develop for the shares in the future. There are no present plans for the Company’s common stock to be traded on any stock exchange or over-the-counter market. As a result, investors who need or wish to dispose of all or part of their shares may be unable to do so except in private, directly negotiated sales. Based on the limited trading information available to the Company, sporadic trades occurred during 2005 for prices ranging from $35 to $45.
The Company had 434 shareholders as of March 15, 2006.
There have been no unregistered sales of the Company’s securities since the Company’s incorporation in April 1997.
The Company paid cash dividends of $307,199 and $256,000 in 2005 and 2004, respectively.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION
Critical Accounting Policies
We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the consolidated financial statements at December 31, 2005 which are included in this Annual Report on Form 10-KSB.
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
FINANCIAL CONDITION
General
Total assets of $154,448,433 at December 31, 2005 are an increase of 20.6 percent from $128,078,357 at December 31, 2004. At December 31, 2005, total deposits had increased 18.1 percent to $137,083,408 from $116,077,382 at December 31, 2004. Total loans increased 14.9 percent to $121,129,252 from $105,422,149 at December 31, 2004. This represented a loan to deposit ratio at December 31, 2005 of 88.4 percent compared to 90.8 percent at December 31, 2004. Earning assets represented approximately 90.9 percent and 93.7 percent of total assets at December 31, 2005 and 2004, respectively.
Capital
At December 31, 2005, the Bank’s capital position was well in excess of FDIC guidelines to meet the definition of “capital adequacy.” Based on the level of the Bank’s risk weighted assets at December 31, 2005, the Bank had $6.1 million more capital than necessary to satisfy the “capital adequacy” criteria.
At December 31, 2004, the Bank’s capital position was well in excess of FDIC guidelines to meet the definition of “capital adequacy.” Based on the level of the Bank’s risk weighted assets at December 31, 2004, the Bank had $2.2 million more capital than necessary to satisfy the “capital adequacy” criteria.

Liquidity
The Bank’s internal and external liquidity resources are considered by management to be adequate to handle expected growth and normal cash flow demands from existing deposits and loans. Traditional sources of liquidity include asset maturities and growth in core deposits. Investment securities provide an available means of raising cash, with limited loss, if liquidity needs arise. At December 31, 2005, the Bank held $14,737,959 in investment securities available for sale. The Bank had no securities classified as held to maturity as of December 31, 2005. The Bank was in a federal funds sold position at December 31, 2005 and 2004.
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
The Bank has established a Federal Funds line of credit with two correspondent banks, which totals $6,000,000. This line is unsecured and is designed to provide the Bank with short-term liquidity. The Bank had $-0- advanced on these lines as of December 31, 2005 and 2004.
On September 25, 2002, the Federal Home Loan Bank of Atlanta, Georgia confirmed that they had established a Credit Availability for the Bank at 10 percent of the Bank’s total assets. For purposes of Credit Availability, total assets would be based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. As of December 31, 2005 and 2004, the Bank had $1,950,000 extended against this Credit Availability. The advance of $1,950,000 bears interest at 3.21 percent and is due on October 22, 2007.
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
For the years ended December 31, 2005 and 2004, the Company had net income of $2,451,380 ($4.79 per share) and $1,602,658 ($3.13 per share), respectively. Net income increased in 2005 as compared to 2004 because of increases in net interest income, and noninterest income exceeded increases in noninterest expense. Net interest income increased by 39.3 percent and noninterest income increased 13.3 percent during 2005 versus 2004 while noninterest expense increased by 25.2 percent during the same period. Net income was adversely affected during 2005 as the Company opened a new branch office in June 2005.

Interest Income/ Interest Expense
Total interest income increased by $3,143,322 or 47.4 percent to $9,772,973 for the year ended December 31, 2005 as compared to 2004. This increase was primarily attributable to the increase in market interest rates and the increase in interest-earning assets during 2005. Average interest-earning assets increased by $25,332,000 to $134,660,000 in 2005 and the yield on the interest-earning assets increased to 7.26 percent in 2005 from 6.06 percent in 2004.
Interest expense increased by $1,253,484 or 69.0 percent to $3,069,772 for the year ended December 31, 2005 as compared to 2004. This increase was primarily attributable to the rising market interest rates during 2005 and the increase in interest-bearing liabilities during 2005. Average interest-bearing liabilities increased by $20,167,000 to $111,391,000 in 2005 and the cost of the interest-bearing funds increased to 2.76 percent in 2005 from 1.99 percent in 2004.
Net interest income increased by $1,889,838, or 39.3 percent, during 2005 as compared to 2004. Net interest income increased because the average balance of interest-earning assets increased more than the average balance of interest-bearing liabilities. The net interest spread was 4.50 percent in 2005 as compared to 4.07 percent in 2004 due to interest rates on interest-earning assets increasing at a faster rate than rates on interest-bearing liabilities.
Asset Quality
The provision for loan losses for the years ended December 31, 2005 and 2004 was $438,000 and $470,000, respectively. Total charge-offs were $164,878 and $425,500 for the years ended December 31, 2005 and 2004, respectively, and were related to the Bank’s consumer and commercial portfolios. At December 31, 2005 and 2004 the Bank had $883 and $28,000 loans past due 90 days or more, respectively. Also at December 31, 2005 and 2004, the Bank had $0 and $197,000 loans on nonaccrual status. The allowance for loan losses at December 31, 2005 and 2004 was $1,680,541 and $1,253,685, respectively. This represents 1.37 percent and 1.18 percent of total loans at December 31, 2005 and 2004, respectively.
Management takes a number of factors into consideration when determining the additions to be made to the loan loss allowance. Additions to the reserve are primarily based on maintaining a ratio of the allowance for loan losses to total loans in a range of 1.00 percent to 1.50 percent. This is based on national peer group ratios and Georgia ratios that reflect average ratios of 1.19 percent (national peer) and 1.39 percent (Georgia). Under this methodology, charge-offs will increase the amount of additions to the allowance and recoveries will reduce additions.

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
Noninterest Income
Noninterest income for the years ended December 31, 2005 and 2004 was $950,803 and $839,118, respectively. This consisted primarily of service charges on deposit accounts, which were $433,510 and $456,483 for the years ended December 31, 2005 and 2004, respectively, and miscellaneous service fees which were $396,409 and $276,928 for the years ended December 31, 2005 and 2004, respectively. Service charges on deposit accounts are evaluated annually against service charges from other banks in the local market and against the Bank’s own cost structure in providing the deposit services. This income should increase with the growth in the Bank’s demand deposit account base.
Noninterest Expense
Noninterest expense for the years ended December 31, 2005 and 2004 was $3,408,010 and $2,722,673, respectively. This consisted primarily of salaries and benefits, which were $1,834,916 and $1,411,208 for the years ended December 31, 2005 and 2004, respectively. The increase in noninterest expense was a direct result of opening a new branch office in Guyton, Georgia in June 2005.
Other major noninterest expenses included:

	2005	2004
Professional Services	$111,126	$86,942
Data Processing Services	101,629	172,774
Supplies, Postage and Printing	101,327	82,681
Equipment Service	69,318	75,079
ATM Expenses	91,401	82,568
Directors’ Fees	73,500	75,600

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
The Bank’s interest rate sensitivity position at December 31, 2005 is set forth in the table below:

	0-90	91-365	Over 1 Year	Over
	Days	Days	thru 5 Years	5 Years

Interest Rate Sensitive Assets (Amounts in thousands)
Loans	$107,788	$3,421	$11,452	$149
Securities	—	2,488	9,012	3,238
FHLB Stock	344	—	—	—
Federal Funds Sold	3,844	—	—	—
Other	385	—	—	93

Total Interest Rate Sensitive Assets	$112,361	$5,909	$20,464	$3,480

Interest Rate Sensitive Liabilities (Amounts in thousands)
Interest-Bearing Demand Deposits	$—	$—	$—	$14,023
Savings and Money Market Deposits	2,916	—	—	32,913
Time Deposits	8,848	32,460	25,138	—
Junior Subordinated Debentures	—	—	—	3,093
Other Borrowings	—	—	1,950	—

Total Interest Rate Sensitive Liabilities	$11,764	$32,460	$27,088	$50,029

Interest Rate Sensitivity GAP	$100,597	$(26,551)	$(6,624)	$(46,549)

Cumulative Interest Rate Sensitivity GAP	$100,597	$74,046	$67,422	$20,873

Cumulative GAP as a Percent of Total Assets at December 31, 2005	65.13%	47.94%	43.65%	13.51%

Cumulative GAP as a Percent of Total Assets at December 31, 2004	64.83%	48.55%	43.37%	15.81%

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
At December 31, 2005, the above gap analysis indicates a positive cumulative gap position through the one-year time interval of $74,046,000. A positive gap position indicates that the Company’s rate sensitive assets will reprice faster than its rate sensitive liabilities, with 36 percent of rate sensitive liabilities and 83 percent of rate sensitive assets repricing within one year. An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market rates. The interest rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of declining interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. If repricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

ITEM 7. FINANCIAL STATEMENTS

Thigpen, Jones, Seaton & Co., P.C.

CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS
1004 Hillcrest Parkway • P.O. Box 400
Dublin, Georgia 31040-0400
Tel 478-272-2030 • Fax 478-272-3318
E-mail tjs@tjscpa.com	Frank W. Seaton, Jr., CPA
Tracy G. Smith, CPA
Grayson Dent, CPA
Robyn T. Tanner, CPA
Rhonda M. Norris, CPA
Spencer L. Tydings, CPA
Becky G. Hines, CPA
Donna H. Lumley, CPA
Lori Y. Norton, CPA
Cristi H. Jones, CPA
Matthew C. Jones, CPA
Robert E. Thigpen, Jr., CPA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Citizens Effingham Bancshares, Inc. and Subsidiary
     We have audited the accompanying consolidated balance sheets of Citizens Effingham Bancshares, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of changes in shareholders’ equity, income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Effingham Bancshares, Inc. and Subsidiary at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
February 10, 2006
Dublin, Georgia

F -1-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
Assets

Cash and due from banks	$5,659,677	$2,610,499
Interest-bearing cash	384,989	1,627
Federal funds sold	3,844,000	5,347,000

Total cash and cash equivalents	9,888,666	7,959,126

Securities available for sale, at fair value	14,737,959	8,903,137
Federal Home Loan Bank stock, restricted, at cost	344,000	306,500

Loans, net of unearned income	122,809,793	106,675,834
Less — allowance for loan losses	(1,680,541)	(1,253,685)

Loans, net	121,129,252	105,422,149

Bank premises and equipment, net	4,044,522	2,188,877
Other real estate	—	140,000
Accrued interest receivable	1,279,814	637,618
Cash surrender value life insurance	2,201,032	2,108,248
Other assets	823,188	412,702

Total Assets	$154,448,433	$128,078,357

Liabilities and Shareholders’ Equity

Deposits:
Non-interest bearing	$20,705,878	$17,231,585
Interest bearing	116,377,530	98,845,797

Total deposits	137,083,408	116,077,382

Junior subordinated debentures	3,093,000	—
Other borrowings	1,950,000	1,950,000
Accrued interest payable	586,342	303,904
Accrued expenses and other liabilities	27,135	36,364

Total liabilities	142,739,885	118,367,650

Shareholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	6,768,092	4,623,911
Accumulated other comprehensive loss	(179,544)	(33,204)

Total shareholders’ equity	11,708,548	9,710,707

Total Liabilities and Shareholders’ Equity	$154,448,433	$128,078,357

See Accompanying Notes to Consolidated Financial Statements

F -2-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
		Paid-in		Other
	Common	Capital	Retained	Comprehensive
	Stock	Surplus	Earnings	Income (Loss)	Total
Balance, December 31, 2002	$512,000	$4,608,000	$2,147,179	$196,139	$7,463,318
Cash dividends	—	—	—	—	—
Comprehensive income:
Net income	—	—	1,130,074	—	1,130,074
Valuation allowance adjustment on securities available for sale	—	—	—	(125,716)	(125,716)

Total comprehensive income					1,004,358

Balance, December 31, 2003	512,000	4,608,000	3,277,253	70,423	8,467,676

Cash dividends	—		(256,000)	—	(256,000)
Comprehensive income:
Net income	—	—	1,602,658	—	1,602,658
Valuation allowance adjustment on securities available for sale	—	—	—	(103,627)	(103,627)

Total comprehensive income					1,499,031

Balance, December 31, 2004	512,000	4,608,000	4,623,911	(33,204)	9,710,707

Cash dividends	—	—	(307,199)	—	(307,199)
Comprehensive income:
Net income	—	—	2,451,380	—	2,451,380
Valuation allowance adjustment on securities available for sale	—	—	—	(146,340)	(146,340)

Total comprehensive income					2,305,040

Balance, December 31, 2005	$512,000	$4,608,000	$6,768,092	$(179,544)	$11,708,548

See Accompanying Notes to Consolidated Financial Statements

F -3-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
Interest and Dividend Income:
Interest and fees on loans	$9,066,339	$6,225,419	$5,564,460
Income on federal funds sold	162,085	42,540	46,948
Interest on securities:
Taxable income	511,378	344,529	363,514
Non-taxable income	8,250	8,250	8,250
Other interest and dividend income	24,921	8,913	22,604

Total interest and dividend income	9,772,973	6,629,651	6,005,776

Interest Expense:
Deposits	2,877,873	1,775,879	2,038,755
Other interest expense	191,899	40,409	83,215

Total interest expense	3,069,772	1,816,288	2,121,970

Net interest income before provision for loan losses	6,703,201	4,813,363	3,883,806
Less — provision for loan losses	438,000	470,000	270,000

Net interest income after provision for loan losses	6,265,201	4,343,363	3,613,806

Noninterest Income:
Service charges on deposit accounts	433,510	456,483	445,659
Other service charges, commissions and fees	396,409	276,928	183,132
Gain on sales / calls of investment securities	1,880	—	—
Other income	119,004	105,707	32,349

Total noninterest income	950,803	839,118	661,140

Noninterest Expense:
Salaries	1,491,057	1,141,964	1,058,299
Employee benefits	343,859	269,244	236,065
Net occupancy expense	141,205	114,438	105,802
Equipment rental and depreciation of equipment	300,514	248,718	233,193
Loss on sale of other real estate	13,068	6,213	—
Other expenses	1,118,307	942,096	920,319

Total noninterest expense	3,408,010	2,722,673	2,553,678

Income Before Income Taxes	3,807,994	2,459,808	1,721,268
Provision for income taxes	1,356,614	857,150	591,194

Net Income	$2,451,380	$1,602,658	$1,130,074

Earnings per share:
Basic	$4.79	$3.13	$2.21

Diluted	$4.79	$3.13	$2.21

See Accompanying Notes to Consolidated Financial Statements

F -4-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$2,451,380	$1,602,658	$1,130,074
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	438,000	470,000	270,000
Depreciation	209,414	163,180	169,276
Loss on sale of other real estate	13,068	6,213	—
Gain on sales/calls of investment securities	(1,880)	—	—
Net amortization (accretion) of debt securities	23,558	27,433	(100,168)
Change in cash surrender value life insurance	(92,784)	(92,884)	(2,015,364)
Changes in accrued income and other assets	(1,052,682)	(10,858)	(19,527)
Changes in accrued expenses and other liabilities	348,596	73,651	24,705

Net cash provided by (used in) operating activities	2,336,670	2,239,393	(541,004)

Cash Flows from Investing Activities:
Net change in loans to customers	(16,502,194)	(21,340,847)	(3,216,056)
Purchase of available for sale securities	(12,489,869)	(2,500,000)	(6,774,819)
Proceeds from maturities/calls of available for sale securities	6,411,642	2,867,419	5,410,667
Purchase of Federal Home Loan Bank stock	(37,500)	(107,700)	—
Proceeds from redemption of Federal Home Loan Bank stock	—	—	(31,600)
Property and equipment expenditures	(2,065,059)	(464,433)	(157,969)
Proceeds from sales of repossessed assets	484,023	481,102	5,000

Net cash used in investing activities	(24,198,957)	(21,064,459)	(4,764,777)

Cash Flows from Financing Activities:
Net change in deposits	21,006,026	17,828,168	7,959,352
Proceeds from (payment on) Federal Home Loan Bank borrowings	—	(383,333)	(166,667)
Proceeds from issuance of junior subordinated debentures	3,093,000	—	—
Cash dividends paid	(307,199)	(256,000)	—

Net cash provided by financing activities	23,791,827	17,188,835	7,792,685

Net Increase (Decrease) in Cash and Cash Equivalents	1,929,540	(1,636,231)	2,486,904
Cash and Cash Equivalents, Beginning of Year	7,959,126	9,595,357	7,108,453

Cash and Cash Equivalents, End of Year	$9,888,666	$7,959,126	$9,595,357

See Accompanying Notes to Consolidated Financial Statements

F -5-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1.	Principles of Consolidation — The consolidated financial statements include the accounts of Citizens Effingham Bancshares, Inc. (the “Company”) and its wholly owned subsidiary, Citizens Bank of Effingham (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

2.	Reporting Entity — The Bank began operations in September 1998, as Citizens Bank of Effingham, and operates as a state chartered bank in Springfield, Rincon, and Guyton Georgia. Citizens Effingham Bancshares, Inc. operates as a bank holding company with one bank subsidiary. The Company owns 100% of the outstanding stock of the Citizens Bank of Effingham. The Company provides a variety of financial services to individuals and small businesses through its office in South Georgia. Its primary deposit products are savings and term certificate accounts and its primary lending products are residential and commercial mortgage loans.

3.	Securities — The classification of securities is determined at the date of purchase. Gains or losses on the sale of securities are recognized on a specific identification basis.

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

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

4.	Loans and Interest Income — Loans are stated at the amount of unpaid principal, reduced by net deferred loan fees, unearned discounts and a valuation allowance for probable loan losses. Interest on simple interest installment loans and other loans is calculated by using the simple interest method on daily balances of the principal amount outstanding. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

5.	Allowance for Loan Losses — The allowance for loan losses is available to absorb losses inherent in the credit extension process. The entire allowance is available to absorb losses related to the loan and lease portfolio and other extensions of credit, including off-balance sheet credit exposures. Credit exposures deemed to be uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off amounts are credited to the allowance for loan losses. Additions to the allowance for credit losses are made by charges to the provision for credit losses.

F -6-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
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

F -7-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
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

11.	Advertising Costs — It is the policy of the Bank to expense advertising costs as they are incurred. The Bank does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Amounts charged to advertising expense for the years ended December 31, 2005, 2004 and 2003 were $46,635, $22,734 and $21,117, respectively.

12.	Incentive Stock Option Plan — Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock — Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company has elected to continue with the accounting methodology in Opinion No. 25. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them.

13.	Earnings per Common Share — Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed conversion.

F -8-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2005	2004	2003
Net income	$2,451,380	$1,602,658	$1,130,074
Less — preferred stock dividends	—	—	—

Net income applicable to common stock	$2,451,380	$1,602,658	$1,130,074

Average number of common shares outstanding	512,000	512,000	512,000
Effect of dilutive options, warrants, etc.	213	49	—

Average number of common shares outstanding used to calculate diluted earnings per common share	512,213	512,049	512,000

13.	Comprehensive Income — The Company adopted SFAS No. 130, “Reporting Comprehensive Income” as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available–for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company’s net income or shareholders’ equity.

The components of other comprehensive income and related tax effects are as follows:

	Years Ended December 31,
	2005	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$(219,847)	$(157,011)	$(190,479)
Reclassification adjustment for gains realized in income	(1,880)	—	—

Net unrealized gains (losses)	(221,727)	(157,011)	(190,479)
Tax effect	75,387	53,384	64,763

Net-of-tax amount	$(146,340)	$(103,627)	$(125,716)

14.	Reclassifications — Certain accounts in the prior-year financial statements have been reclassified to conform with the presentation of current-year financial statements.
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
The Company did not own any securities classified as held to maturity at December 31, 2005 and 2004.

F -9-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
The book and market values of securities available for sale are:

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Market Value
December 31, 2005
Non-mortgage backed debt securities of :
U.S. Treasury Obligations	$9,629,964	$1,808	$(112,812)	$9,518,960
U.S. Agencies	—	—	—	—
State and Political subdivisions	250,000	290	—	250,290
Other Investments	—	—	—	—

Total non-mortgage backed debt securities	9,879,964	2,098	(112,812)	9,769,250
Mortgage backed securities	5,130,031	—	(161,322)	4,968,709
Equity securities	—	—	—	—

Total	$15,009,995	$2,098	$(274,134)	$14,737,959

December 31, 2004
Non-mortgage backed debt securities of :
U.S. Treasury Obligations	$5,262,238	$45,737	$(13,800)	$5,294,175
U.S. Agencies	—	—	—	—
State and Political subdivisions	250,000	5,503	—	255,503
Other Investments	—	—	—	—

Total non-mortgage backed debt securities	5,512,238	51,240	(13,800)	5,549,678
Mortgage backed securities	3,441,207	—	(87,748)	3,353,459
Equity securities	—	—	—	—

Total	$8,953,445	$51,240	$(101,548)	$8,903,137

The book and market values of pledged securities are as follows:

	December 31,
	2005	2004
Book Value	$6,740,006	$7,878,608

Market Value	$6,634,776	$7,912,633

F -10-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
The amortized cost and estimated market value of debt securities held as available for sale at December 31, 2005 and 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties.

	Available for Sale
		Estimated
December 31, 2005	Amortized Cost	Market Value
Non-mortgage backed securities:
Due in one year or less	$3,002,454	$2,979,490
Due after one year through five years	6,877,510	6,789,760
Due after five years through ten years	—	—
Due after ten years	—	—

Total non-mortgage backed securities	9,879,964	9,769,250
Mortgage backed securities	5,130,031	4,968,709

Total	$15,009,995	$14,737,959

		Estimated
December 31, 2004	Amortized Cost	Market Value
Non-mortgage backed securities:
Due in one year or less	$1,504,114	$1,514,475
Due after one year through five years	4,008,124	4,035,203
Due after five years through ten years	—	—
Due after ten years	—	—

Total non-mortgage backed securities	5,512,238	5,549,678
Mortgage backed securities	3,441,207	3,353,459

Total	$8,953,445	$8,903,137

The market value is established by an independent pricing service as of the approximate dates indicated. The differences between the book value and market value reflect current interest rates and represent the potential loss (or gain) had the portfolio been liquidated on that date. Security losses (or gains) are realized only in the event of dispositions prior to maturity.
At December 31, 2005, the Company did not hold investment securities of any single issuer, other than obligations of the U.S. Treasury and other U.S. Government agencies, whose aggregate book value exceeded ten percent of shareholders’ equity.

F -11-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position follows:

	December 31, 2005
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Market Value	Losses	Market Value
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$66,679	$6,060,310	$46,133	$2,455,450
U.S. Agencies	—	—	—	—
State and Political subdivisions	—	—	—	—
Other investments	—	—	—	—

Total non-mortgage backed debt securities	66,679	6,060,310	46,133	2,455,450
Mortgage backed securities	40,156	2,438,904	121,166	2,529,801
Equity securities	—	—	—	—

Total	$106,835	$8,499,214	$167,299	$4,985,251

	December 31, 2004
	Less Than Twelve Months		More Than Twelve Months
	Unrealized	Estimated	Unrealized	Estimated
Securities Available for Sale	Losses	Market Value	Losses	Market Value
Non-mortgage backed debt securities of :
U.S. Treasury obligations	$13,800	$1,736,200	$—	$—
U.S. Agencies	—	—	—	—
State and Political subdivisions	—	—	—	—
Other investments	—	—	—	—

Total non-mortgage backed debt securities	13,800	1,736,200	—	—
Mortgage backed securities	—	—	87,748	3,353,459
Equity securities	—	—	—	—

Total	$13,800	$1,736,200	$87,748	$3,353,459

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
At December 31, 2005, thirty-one debt securities have unrealized losses with aggregate depreciation of 1.99% from the Corporation’s amortized cost basis. These unrealized losses relate principally to the market rates fluctuation in the last 2 1/2 years. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

F -12-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
C.	LOANS

The following is a summary of the loan portfolio by principal categories at December 31, 2005 and 2004:

	December 31,
	2005	2004
Commercial	$16,682,001	$15,682,282
Real estate — Commercial	27,770,477	27,691,956
Real estate — Construction	44,288,450	34,560,618
Real estate — Mortgage	28,142,404	21,980,999
Installment loans to individuals	5,926,461	6,759,979

Total Loans	122,809,793	106,675,834
Less:
Unearned discount	—	—
Allowance for loan losses	(1,680,541)	(1,253,685)

Loans, net	$121,129,252	$105,422,149

Overdrafts included in loans were $14,170 and $6,262 at December 31, 2005 and 2004, respectively.

D.	ALLOWANCE FOR LOAN LOSSES

A summary of changes in allowance for loan losses of the Company for the years ended December 31, 2005, 2004 and 2003 is as follows:

	December 31,
	2005	2004	2003
Beginning balance	$1,253,685	$1,107,357	$922,716
Add — provision for possible loan losses	438,000	470,000	270,000

Subtotal	1,691,685	1,577,357	1,192,716

Less:
Loans charged off	164,878	425,500	167,543
Recoveries on loans previously charged off	(153,734)	(101,828)	(82,184)

Net loans charged off	11,144	323,672	85,359

Balance, end of year	$1,680,541	$1,253,685	$1,107,357

     Information relating to non-accrual loans is as follows:

	December 31,
	2005	2004
Total non-accrual loans	$—	$197,000
Total loans past-due ninety days or more and still accruing	$883	$28,000

F -13-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
E.	BANK PREMISES AND EQUIPMENT

The following is a summary of asset classifications and depreciable lives for the Bank as of December 31, 2005 and 2004.

	December 31,
	Useful Lives (Years)	2005	2004
Land		$1,748,373	$440,666
Banking house and improvements	8-40	2,008,933	1,293,330
Furniture, fixtures and equipment	5-10	1,305,945	980,570
Automobile	5	49,196	49,196
Construction in process		29,554	313,179

Total		5,142,001	3,076,941
Less — accumulated depreciation		(1,097,479)	(888,064)

Bank premises and equipment, net		$4,044,522	$2,188,877

Depreciation included in operating expenses amounted to $209,414, $163,180 and $169,276 in 2005, 2004 and 2003, respectively.

F.	CASH VALUE OF LIFE INSURANCE

During the year ended December 31, 2003, the Bank purchased life insurance policies on the Bank’s then executive officers. The cash value of these policies was $2,201,032 and $2,108,248 at December 31, 2005 and 2004, respectively. Income earned on the cash surrender value of these policies was $92,784 and $92,884 for the year ended December 31, 2005 and 2004, respectively.

G.	DEPOSITS

The aggregate amount of time deposits exceeding $100,000 and deposit liabilities in NOW accounts are as follows:

	December 31,
	2005	2004
Time deposits exceeding $100,000	$30,840,682	$26,726,313
NOW Accounts	$14,022,620	$11,626,048
At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$36,766,000
2007	13,581,000
2008	4,642,000
2009	2,094,000
2010 and thereafter	6,897,000

Total time deposits	$63,980,000

F -14-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
H.	JUNIOR SUBORDINATED DEBENTURES

On March 29, 2005, the Company issued through a Delaware statutory trust subsidiary, Citizens Effingham Trust I (“the Trust”), $3,000,000 of trust preferred securities that qualify as Tier I capital under Federal Reserve Board guidelines within certain limitations. The Company owns all of the common securities of the Trust. The proceeds from the issuance of common and trust preferred securities were used by the Trust to purchase $3,093,000 of junior subordinated debentures of the Company, which carry a floating rate of interest adjusted ever three months to the London Interbank Offered Rate (“LIBOR”) plus 1.90%. At December 31, 2005 the LIBOR rate was 4.82%. Of the proceeds received by the Company from the sale of the junior subordinated debentures to the Trust, $93,000 was used for the common securities of the Trust and $3,000,000 was used to strengthen the capital position of the Bank to accommodate current and future growth. The debentures and related accrued interest represent the sole assets of the Trust.

The trust preferred securities accrue and pay distributions quarterly, at an interest rate equal to LIBOR plus 1.90%. The Company has entered into contractual agreements which, taken collectively, fully and unconditionally guarantee repayment of accrued and unpaid distributions required to be paid on the trust preferred securities, the redemption price with respect to any trust preferred securities called for redemption by the Trust, and payments dues upon a voluntary or involuntary dissolution, winding up, or liquidation of the Trust.

In accordance with FASB Interpretation No. 46, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the junior subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. The trust preferred securities are recorded as junior subordinated debentures on the balance sheets, but subject to certain limitations qualify for Tier I capital for regulatory capital purposes.

I.	OTHER BORROWINGS

The Bank had a line of credit for federal funds purchased of $6,000,000 with two correspondent institutions as of December 31, 2005. The Bank had $-0- advanced on these lines as of December 31, 2005 and 2004.

The Bank had $1,950,000 advanced from the Federal Home Loan Bank (FHLB) at December 31, 2005, and 2004. The Bank has approved credit availability with the FHLB of $15,436,398. The Bank’s first liens on 1 to 4 family real estate loans were pledged to FHLB as collateral in the event the Bank requests future advances. The advance of $1,950,000 bearing interest at 3.21% is due October 22, 2007. Principal is due at maturity on all advances with interest paid monthly.

The Bank is required to maintain a minimum investment in FHLB stock of $306,500 while the advance agreement is in effect.

J.	INCOME TAXES

The provision for income taxes for the year ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31
	2005	2004	2003
Current tax expense	$1,495,909	$864,132	$604,300
Deferred tax benefit	(139,295)	(6,982)	(13,106)

Net provision for income taxes	$1,356,614	$857,150	$591,194

F -15-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
Deferred income taxes are reflected for certain timing differences between book and taxable income and will be reduced in future years as these timing differences reverse. The reasons for the difference between the actual tax expense and tax computed at the federal income tax rate are as follows:

	Years Ended December 31
	2005	2004	2003
Tax on pretax income at statutory rate	$1,294,718	$836,338	$585,231
State income tax, net of federal tax benefit	114,068	61,767	37,980
Non-deductible business meals and entertainment	946	847	1,050
Non-deductible interest expense related to tax-exempt income	2,264	1,295	4,965
Non-deductible social club dues	—	2,139	2,139
Capital loss carryforward	—	(2,112)	—
Tax-exempt interest income	(2,805)	(2,805)	(2,805)
Tax-exempt life insurance income	(31,547)	(31,581)	—
Effect of deferred tax attributes	(21,030)	(8,738)	(37,366)

Total	$1,356,614	$857,150	$591,194

Net effective tax rate	35.6%	34.8%	34.3%

The sources and tax effects of temporary differences that give rise to significant portions of deferred income tax liabilities (assets) are as follows:

	Years Ended December 31
	2005	2004	2003
Deferred Income Tax Assets:
Unrealized losses on securities available for sale	$92,492	$17,105	$—
Capital loss carryforward	—	2,112	—
Provision for loan losses	519,616	372,879	349,007
Organizational costs	—	—	—

Total deferred tax assets	612,108	392,096	349,007

Deferred Income Tax Liabilities:
Depreciation	(127,983)	(114,596)	(99,356)
Unrealized gains on available for sale securities	—	—	(36,278)

Total deferred tax liabilities	(127,983)	(114,596)	(135,634)

Net deferred tax asset	$484,125	$277,500	$213,373

K.	RETIREMENT PLANS

During the year ended December 31, 2000, the Company established a 401(k)-plan covering substantially all of its employees meeting age and length-of-service requirements. Matching contributions to the plan are at the discretion of the Board of Directors, and amounted to $49,782, $27,744 and $25,409 for the years ended December 31, 2005, 2004 and 2003, respectively. Retirement plan expenses for administrative fees charged to operations amounted to $2,990, $2,528 and $1,569 for 2005, 2004 and 2003, respectively. The Company made a profit sharing contribution of $53,628, $50,000 and $38,597 for the years ended December 31, 2005, 2004 and 2003, respectively.

F -16-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
L.	LIMITATION ON DIVIDENDS

The Board of Directors of any state -chartered bank in Georgia may declare and pay cash dividends on its outstanding capital stock without any request for approval of the Bank’s regulatory agency if the following conditions are met:
1)	Total classified assets at the most recent examination of the bank do not exceed eighty (80) percent of equity capital.

2)	The aggregate amount of dividends declared in the calendar year does not exceed fifty (50) percent of the prior year’s net income.

3)	The ratio of equity capital to adjusted total assets shall not be less than six (6) percent.
As of January 1, 2006, the amount available for dividends without regulatory consent was $1,296,437.

M.	FINANCIAL INSTRUMENTS

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

Contract or
Notional Amount
Financial instruments whose contract amount represent credit risk:
Commitments to extend credit	$25,838,000
Standby letters of credit	1,353,943

Total	$27,191,943

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

F -17-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
within one year of the original commitment date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

N.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.
O.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has direct and indirect loans outstanding to or for the benefit of certain executive officers and directors. These loans were made on substantially the same terms as those prevailing, at the time made, for comparable loans to other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of activity during 2005 with respect to such loans to these individuals:

Balances at December 31, 2004	$944,841
New loans	1,779,362
Repayments	(1,992,711)

Balances at December 31, 2005	$731,492

The Bank also had deposits from these related parties of approximately $3,837,693 at December 31, 2005.

P.	DISCLOSURES RELATING TO STATEMENT OF CASH FLOWS

Interest and Income Taxes — Cash paid during the period for interest and income taxes was as follows:

	Years Ended December 31,
	2005	2004	2003
Interest on deposits and borrowings	$2,787,334	$1,757,881	$2,178,951

Income taxes, net	$1,563,663	$829,000	$641,700

Other Noncash Transactions — Noncash transactions relating to investing and financing activities were as follows:

	Years Ended December 31,
	2005	2004	2003
Changes in unrealized gain/loss on investments	$(146,340)	$(103,627)	$(125,716)

Transfer of loans to other real estate and other assets	$357,091	$400,315	$—

Q.	FAIR VALUES OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheets, for which it is practicable to estimate that value. The assumptions used in the estimation of the fair value of Bank’s financial instruments are detailed below. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. The use of discounted cash flows can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The following disclosures should not be considered as representative of the liquidation value of the Bank, but rather a good-

F -18-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
faith estimate of the increase or decrease in value of financial instruments held by the Bank since purchase, origination, or issuance.
Cash and Short-Term Investments — For cash, due from banks, federal funds sold and interest-bearing deposits with other banks, the carrying amount is a reasonable estimate of fair value.
Investment Securities Held to Maturity and Securities Available for Sale — Fair values for investment securities are based on quoted market prices.
Loans and Mortgage Loans Held for Sale — The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For variable rate loans, the carrying amount is a reasonable estimate of fair value.
Deposit Liabilities — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
Federal Funds Purchased — The carrying value of federal funds purchased approximates their fair value.
FHLB Advances — The fair value of the Bank’s fixed rate borrowings are estimated using discounted cash flows, based on Bank’s current incremental borrowing rates for similar types of borrowing arrangements.
Long-Term Debt and Convertible Subordinated Debentures — Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.
Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written — Because commitments to extend credit and standby letters of credit are made using variable rates, the contract value is a reasonable estimate of fair value.
Limitations — Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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

F -19-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
The carrying amount and estimated fair values of the Bank’s financial instruments at December 31, 2005 and 2004 are as follows:

	December 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Assets:
Cash and short-term investments	$9,888,666	$9,888,666	$7,959,126	$7,959,126
Securities available for sale	14,737,959	14,737,959	8,903,137	8,903,137
Loans	122,809,793	124,125,769	106,675,834	106,787,686
Liabilities:
Deposits	137,083,408	136,866,017	116,077,382	115,995,653
Unrecognized financial instruments:
Commitments to extend credit	25,838,000	25,838,000	17,945,079	17,945,079
Standby letters of credit	1,353,943	1,353,943	398,998	398,998
R.	CREDIT RISK CONCENTRATION

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

The Bank maintains its cash balances in one financial institution. Accounts at the financial institution are secured by The Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to $549,327 at December 31, 2005.

S.	OPERATING EXPENSES

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended December 31, 2005, 2004 and 2003 are:

	Years Ended December 31,
	2005	2004	2003
Data processing services	$101,629	$172,774	$159,969
Supplies, postage and printing	101,327	82,681	77,530
Equipment service	69,318	75,079	76,278
ATM expense	91,401	82,568	83,125
Directors fees	73,500	75,600	75,940

F -20-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
T.	STOCK OPTION PLAN

The Bank granted stock options to President / CEO Michael T. Lee to purchase an aggregate of 3,000 shares of the Bank’s common stock as part of Mr. Lee’s employment contract in 2002. Grants occur in one year increments for a five-year period beginning November 1, 2002. The exercise price of the initial grant issued in 2002 was $25 per share. Subsequent grants from 2003 through 2006 have exercise prices equal to the lesser of 1) 1.8 times the book value per share of common stock at the grant date or, 2) the average selling price of the previous three stock sales occurring prior to the grant date. All options are fully vested at the grant date and expire five years after the grant date. The options are not transferable. No options have been exercised to date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	December 31,
	2005	2004	2003
Dividend yield	1.33%	1.43%	0.00%
Expected life	5 years	5 years	5 years
Expected volatility	9.56%	9.56%	9.56%
Risk-free interest rate	4.51%	3.60%	3.22%
A summary of the status of the Bank’s stock option plan is presented below:

	December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,000	$27.79	1,500	$25.67	1,000	$25.00
Granted	500	41.16	500	34.14	500	27.00
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	2,500	$30.46	2,000	$27.79	1,500	$25.67

Options exercisable at year-end	2,500	$30.46	2,000	$27.79	1,500	$25.67

Weighted-average fair value of options granted during the year	$9.66		$5.10		$4.69

F -21-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
U.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total risk-based and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2005, the most recent notification from the State Department of Banking and Finance categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.

F -22-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
     The Bank’s actual capital amounts and ratios are presented in the following table.

						To Be Well Capitalized
			For Capital			Under Prompt Corrective
	Actual		Adequacy Purposes			Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
December 31, 2005

Total Risk-Based Capital To (Risk-Weighted Assets)	$16,425,000	12.70%	$10,346,457	>	8.0%	$12,933,071	>	10.0%

Tier I Capital To (Risk-Weighted Assets)	14,808,000	11.45%	5,173,100	>	4.0%	7,759,651	>	6.0%

Tier I Capital To (Average Assets)	14,808,000	9.85%	6,013,401	>	4.0%	7,516,751	>	5.0%

December 31, 2004

Total Risk-Based Capital To (Risk-Weighted Assets)	$10,971,000	9.99%	$8,785,586	>	8.0%	$10,981,982	>	10.0%

Tier I Capital To (Risk-Weighted Assets)	9,717,000	8.85%	4,391,864	>	4.0%	6,587,797	>	6.0%

Tier I Capital To (Average Assets)	9,717,000	7.73%	5,028,202	>	4.0%	6,285,252	>	5.0%

V.	SEGMENT REPORTING
Reportable segments are strategic business units that offer different products and services. Reportable segments are managed separately because each segment appeals to different markets and, accordingly, require different technology and marketing strategies.
The Company and its subsidiary do not have any separately reportable operating segments. The entire operations of the Company are managed as one operation.

F -23-

CITIZENS EFFINGHAM BANCSHARES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 2005
W. QUARTERLY DATA — UNAUDITED

	Unaudited Quarterly Data
	Years Ended December 31
	2005				2004
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Interest and dividend income	$2,795,219	$2,562,140	$2,344,583	$2,071,031	$1,900,512	$1,674,954	$1,579,174	$1,475,011
Interest expense	(967,845)	(828,007)	(697,046)	(576,874)	(523,147)	(441,179)	(418,046)	(433,916)

Net interest income	1,827,374	1,734,133	1,647,537	1,494,157	1,377,365	1,233,775	1,161,128	1,041,095
Provision for loan losses	(60,000)	(126,000)	(126,000)	(126,000)	(180,000)	(110,000)	(90,000)	(90,000)

Net interest income after provision for loan loss	1,767,374	1,608,133	1,521,537	1,368,157	1,197,365	1,123,775	1,071,128	951,095
Noninterest income (charges)	233,902	245,814	252,680	218,407	227,723	205,819	208,949	196,627
Noninterest expenses	(1,031,845)	(891,403)	(767,538)	(717,224)	(702,595)	(669,996)	(708,868)	(642,214)

Income before income taxes	969,431	962,544	1,006,679	869,340	722,493	659,598	571,209	505,508
Provision for income taxes	(333,294)	(361,395)	(357,123)	(304,802)	(256,624)	(230,498)	(230,230)	(139,798)

Net Income	$636,137	$601,149	$649,556	$564,538	$465,869	$429,100	$340,979	$365,710

Earnings per common share:
Basic	1.24	1.17	1.27	1.10	0.91	0.84	0.67	0.71

Diluted	1.24	1.17	1.27	1.10	0.91	0.84	0.67	0.71

F -24-

X.	CONDENSED FINANCIAL STATEMENTS (PARENT COMPANY ONLY)

Condensed parent company financial information on Citizens Effingham Bancshares, Inc., is as follows:
BALANCE SHEETS

	As of December 31,
	2005	2004
Assets
Cash in subsidiary	$94,768	$63,961
Investment in subsidiary, at equity in underlying net assets	14,629,847	9,683,771
Other assets	171,866	—

Total Assets	$14,896,481	$9,747,732

Liabilities
Junior subordinated debentures	$3,093,000	$—
Accrued interest payable	7,518	—
Other liabilities	87,415	37,024

Total liabilities	3,187,933	37,024

Shareholders’ Equity
Common stock, $1 par value; authorized 1,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Additional paid-in capital surplus	4,608,000	4,608,000
Retained earnings	6,768,092	4,623,912
Accumulated other comprehensive loss	(179,544)	(33,204)

Total shareholders’ equity	11,708,548	9,710,708

Total Liabilities and Shareholders’ Equity	$14,896,481	$9,747,732

F -25-

STATEMENTS OF INCOME AND RETAINED EARNINGS

	Years Ended December 31,
	2005	2004	2003
Revenues
Dividend income	$504,081	$256,000	$—

Expenses
Interest expense	128,043	—	—
Other	86,749	20,487	39,835

Total expenses	214,792	20,487	39,835

Income (Loss) Before Taxes and Equity Income of Subsidiary	289,289	235,513	(39,835)
Benefit of income taxes	69,675	6,665	18,569

Income (Loss) Before Equity Income of Subsidiary	358,964	242,178	(21,266)
Equity in undistributed income of subsidiary	2,092,416	1,360,480	1,151,340

Net Income	2,451,380	1,602,658	1,130,074
Retained Earnings, Beginning	4,623,911	3,277,253	2,147,179
Cash dividends	(307,199)	(256,000)	—

Retained Earnings, Ending	$6,768,092	$4,623,911	$3,277,253

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:

Net income	$2,451,380	$1,602,658	$1,130,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(2,092,416)	(1,360,480)	(1,151,340)
Net change in operating assets and liabilities:
Accrued income and other assets	(171,867)	46,244	(33,702)
Accrued expenses and other liabilities	57,909	15,078	17,443

Net cash provided by (used in) operating activities	245,006	303,500	(37,525)

Cash flows from investing activities:
Capital injection in subsidiary	(3,000,000)	—	—

Net cash used in financing activities	(3,000,000)	—	—

Cash flows from financing activities:
Proceeds from issuance of junior subordinated debentures	3,093,000	—	—
Cash dividends paid	(307,199)	(256,000)	—

Net cash provided by (used in) financing activities	2,785,801	(256,000)	—

Net increase (decrease) in cash and cash equivalents	30,807	47,500	(37,525)
Cash and cash equivalents at beginning of year	63,961	16,461	53,986

Cash and cash equivalents at end of year	$94,768	$63,961	$16,461

F -26-

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
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Directors
The following table sets forth for each director of the Company (1) the person’s name, (2) his or her age at December 31, 2005, and (3) his or her positions with the Company other than as a director and his or her other business experience for the past five years. All persons listed below, except Michael T. Lee, have been directors of the Company since its incorporation in April 1997. Michael T. Lee became a director of the Company in 2004.

NAME (AGE)	BUSINESS EXPERIENCE
Harry Shearouse * (59)	President, Chief Executive Officer of the Company and Chairman of the Bank
Jon G. Burns (53)	Owner and Operator of B&S Feed and Farm Supply and Georgia State Representative
Charles E. Hartzog (69)	Retired Banker
Philip M. Heidt (57)	Owner of Heidt Real Estate Services, Inc. and Real Estate Developer
W. Harvey Kieffer (63)	Real Estate Developer
C. Murray Kight (73)	Real Estate Developer
Michael T. Lee (39)	President/CEO of the Bank
Thomas C. Strickland, Jr. (63)	Owner and Operator of Strickland Funeral Home, Inc. and Real Estate Developer
Mariben M. Thompson (65)	Real Estate and Diversified Investor
Thomas O. Triplett, Sr. (70)	Retired Banker and Former Legislator
H. Mitchell Weitman (59)	Pharmacist
Wendel H. Wilson (61)	Certified Public Accountant, Managing Partner of Wilson & Kessler, C.P.A. and Real Estate Developer

The Company is not subject to filings required by Section 16 of the Securities and Exchange Act of 1934, as amended (the Exchange Act). The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Exchange Act.
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
ITEM 10. EXECUTIVE COMPENSATION
Executive Compensation
Summary Compensation Table
The following table presents the total compensation the Company paid during fiscal years 2005, 2004 and 2003 to its chief executive officer.
Annual Compensation

				Other
				Annual
Name and Position	Year	Salary	Bonus	Compensation
Harry H. Shearouse,	2005	$64,454	$25,000	$27,331	*
President and Chief	2004	59,844	2,992	9,069	*
Executive Officer	2003	112,500	5,625	8,125	*

*Consists of profit sharing, 401k match, auto allowance, insurance and director’s fees.
Compensation Of Directors and Officers
During June 2002, the board of directors voted to start paying each director a retainer fee of $2,400 per year and $200 per monthly board of directors meeting effective July 2002. All outside directors are paid a fee of $100 per loan committee meeting.
Option Grants in Fiscal Year 2005
The Company granted 500 options to Michael Lee, president of the subsidiary bank, in fiscal year 2005 to be exercised by October 31, 2010. A total of 2,500 options, all unexercised, were outstanding as of December 31, 2005. The weighted-average exercise price of all options was $30.46 at December 31, 2005. The options had an in-the-money value of $112,500 at December 31, 2005 based on $45 market value of Company’s stock at December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth the number of shares of the Company’s common stock beneficially owned as of March 15, 2006 by each director of the Company and all executive officers and directors as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.
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

Name and Address	Number of Shares		Percent of Class
(a) Directors

Jon G. Burns 5829 Clyo Kildare Road Newington, GA 30446	23,500	(1)	4.59%

Charles E. Hartzog P.O. Box 433 Springfield, GA 31329	4,500		.88%

Philip M. Heidt 2954 Springfield Egypt Road Springfield, GA 31329	8,550	(2)	1.67%

W. Harvey Kieffer 308 Merion Road Rincon, GA 31326	1,010	(3)	0.20%

C. Murray Kight P.O. Box 323 Springfield, GA 31329	20,500		4.00%

Michael T. Lee P.O. Box 146 Springfield, GA 31329	2,250		.44%

Harry H. Shearouse (4) 610 Stillwell Road Springfield, GA 31329	10,200	(4)	1.99%

Name and Address	Number of Shares		Percent of Class
Thomas C. Strickland, Jr. P.O. Box 295 Springfield, GA 31329	16,850	(5)	3.29%

Mariben M. Thompson P.O. Box 129 Guyton, GA 31312	5,000		0.98%

Thomas O. Triplett, Sr. 400 Lake Tomacheechee Drive Rincon, GA 31326	5,000		0.98%

H. Mitchell Weitman P.O. Box 188 Springfield, GA 31329	5,000		0.98%

Wendel H. Wilson 930 Old Dixie Highway Springfield, GA 31329	7,300	(6)	1.43%

(b) All Directors and Executive Officers as a Group (12 persons)	109,660		21.42%

(1) Consists of (i) 18,500 shares owned directly by Mr. Burns, and (ii) 5,000 shares owned by Mr. Burns’ children as to which beneficial ownership is shared.
(2) Consists of (i) 4,329 shares owned by Mr. Heidt and (ii) 3,371 shares held in an IRA account for the benefit of Mr. Heidt and (iii) 850 shares held by Mr. Heidt’s spouse as to which beneficial ownership is shared.
(3) Consists of (i) 710 shares owned directly by Mr. Kieffer and (ii) 300 shares held by Mr. Kieffer’s spouse.
(4) Consists of (i) 10,000 shares held in an IRA account for the benefit of Mr. Shearouse and (ii) 200 shares held by Mr. Shearouse’s spouse as beneficial ownership is shared. * Mr. Shearouse is the only executive officer of the Company.
(5) Consists of (i) 3,850 shares owned directly by Mr. Strickland, (ii) 6,950 shares held in an IRA account for the benefit of Mr. Strickland, (iii) 1,050 shares held in a profit sharing plan for the benefit of Mr. Strickland, (iv) 1,300 shares held by Mr. Strickland’s spouse as to which beneficial ownership is shared, (v) 270 shares held in an IRA account for the benefit of Mr. Strickland’s spouse as to which beneficial ownership is shared and (vi) 3,430 shares held in a profit sharing plan for the benefit of Mr. Strickland’s spouse as to which beneficial ownership is shared.
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
ITEM 13. EXHIBITS

Exhibit
Number	Exhibit

3.1	Articles of Incorporation.(1)

3.2	Bylaws.(1)

4.1	Instruments Defining the Rights of Security Holders. See Articles of Incorporation at Exhibit 3.1 hereto and Bylaws at Exhibit 3.2 hereto.

21.1	Subsidiaries of Citizens Effingham Bancshares, Inc.

24.1	Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB).

31.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement, as amended, on Form S-1, Registration No. 333-07914, filed November 17, 1997.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table sets forth the fees billed to the Company for the years ended December 31, 2005 and 2004 by Thigpen, Jones, Seaton & Co., P.C.

	2005	2004
Audit Fees	$25,379	$18,925
Audit-Related Fees	19,926	19,040
Tax Preparation Fees	6,121	3,658
All Other Fees	4,253	132

Total Fees	$55,679	$41,755

Audit Fees
Audit fees represent fees billed by Thigpen, Jones, Seaton & Co., P.C. for professional services rendered in connection with the audit of the Company’s annual financial statements for 2005 and 2004.
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
Other Fees
Other Fees were for other professional services related to the Company’s IT system, ACH processing and SEC deregistration.
The audit committee has considered the provision of nonaudit services by our principal accountant and has determined that the provision of these services was consistent with maintaining the independence of Citizens Effingham Bancshares’ principal accountant.
The fees billed by Thigpen, Jones, Seaton & Co., P.C. (except for those included in the “All Other Fees”) were pre-approved by the audit committee for the Bank in accordance with the policies and procedures of the audit committee. The audit committee pre-approves all audit and the majority of nonaudit services provided by the Bank’s independent auditors and may not engage the independent auditors to perform any prohibited nonaudit services. For 2005, 100% of the fees incurred were pre-approved.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS EFFINGHAM BANCSHARES, INC.

By:	/s/Harry H. Shearouse

Harry H. Shearouse
President, Chief Executive Officer, and Acting Chief
Financial Officer

Date:	March 31, 2006
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

Signature	Title	Date

/s/Harry H. Shearouse Harry H. Shearouse	President, Chairman of the Board, Treasurer and Director, (Principal Executive Officer and Acting Principal Financial and Accounting Officer)	March 31, 2006

/s/Jon G. Burns Jon G. Burns	Director	March 31, 2006

/s/Charles E. Hartzog Charles E. Hartzog	Director	March 31, 2006

/s/Philip M. Heidt Philip M. Heidt	Director	March 31, 2006

/s/W. Harvey Kieffer W. Harvey Kieffer	Director	March 31, 2006

/s/C. Murray Kight C. Murray Kight	Director/Secretary	March 31, 2006

/s/Michael T. Lee Michael T. Lee	Director	March 31, 2006

/s/Thomas C. Strickland, Jr. Thomas C. Strickland, Jr.	Director	March 31, 2006

/s/Mariben M. Thompson Mariben M. Thompson	Director	March 31, 2006

/s/Thomas O. Triplett, Sr. Thomas O. Triplett, Sr.	Director	March 31, 2006

/s/H. Mitchell Weitman H. Mitchell Weitman	Director	March 31, 2006

/s/Wendel H. Wilson Wendel H. Wilson	Director	March 31, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NONREPORTING ISSUERS.
     The Company intends to hold its annual meeting of shareholders on April 11, 2006. The Company is including its Proxy Statement and Annual Report to Shareholders.
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