Form 10QSB
period 2006-03-31
CITIZENS EFFINGHAM BANCSHARES INC
filed 2006-05-15
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at May 12, 2006.
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

Citizens Effingham Bancshares, Inc. and Subsidiary
INDEX

PAGE
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

Consolidated Balance Sheets — March 31, 2006 (unaudited) and December 31, 2005 (audited)	2
Consolidated Statements of Income (unaudited) — For the Three Months Ended March 31, 2006 and 2005	3
Consolidated Statements of Cash Flows (unaudited) — For the Three Months Ended March 31, 2006 and 2005	4
Notes to Consolidated Financial Statements (unaudited)	5
ITEM 2. Management’s Discussion and Analysis or Plan of Operation	6
ITEM 3. Controls and Procedures	11
PART II: OTHER INFORMATION	12
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.
The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

	(Unaudited)	(Audited)
	March 31,	December 31,
	2006	2005
Assets

Cash and due from banks	$5,395,206	$5,659,677
Interest-bearing cash	886,348	384,989
Federal funds sold	14,590,000	3,844,000

Total cash and cash equivalents	20,871,554	9,888,666

Securities available for sale, at fair value	16,878,687	14,737,959
Federal Home Loan Bank stock, restricted, at cost	344,000	344,000

Loans, net of unearned income	124,125,882	122,809,793
Less: allowance for loan losses	(1,787,506)	(1,680,541)

Loans, net	122,338,376	121,129,252

Bank premises and equipment, net	4,023,932	4,044,522
Accrued interest receivable	1,294,732	1,279,814
Cash surrender value life insurance	2,224,228	2,201,032
Other assets and accrued income	918,230	823,188

Total Assets	$168,893,739	$154,448,433

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$23,360,522	$20,705,878
Interest-bearing	126,909,136	116,377,530

Total deposits	150,269,658	137,083,408

Accrued interest payable	758,769	586,342
Subordinated debentures	3,093,000	3,093,000
Other borrowed funds	1,950,000	1,950,000
Other liabilities and accrued expenses	454,337	27,135

Total liabilities	156,525,764	142,739,885

Stockholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	7,494,535	6,768,092
Accumulated other comprehensive loss	(246,560)	(179,544)

Total stockholders’ equity	12,367,975	11,708,548

Total Liabilities and Stockholders’ Equity	$168,893,739	$154,448,433

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Interest Income:
Interest and fees on loans	$2,730,819	$1,943,819
Income on federal funds sold	82,500	30,824
Interest on investment securities	155,593	93,801
Other interest and dividend income	10,111	2,587

Total interest income	2,979,023	2,071,031

Interest Expense:
Deposits	1,049,367	561,454
Subordinated debentures	50,139	—
Other interest expense	15,688	15,420

Total interest expense	1,115,194	576,874

Net interest income before provision for loan losses	1,863,829	1,494,157
Less — provision for loan losses	(126,000)	(126,000)

Net interest income after provision for loan losses	1,737,829	1,368,157

Other Operating Income:
Service charges on deposit accounts	104,681	102,909
Other service charges, commissions and fees	207,921	77,932
Gain on sale of other real estate	—	5,000
Other income	35,677	32,566

Total other operating income	348,279	218,407

Other Operating Expense:
Salaries	405,792	305,861
Employee Benefits	101,156	84,159
Net occupancy expense	41,003	30,983
Equipment rental and depreciation of equipment	47,096	62,406
Other expenses	354,345	233,815

Total other operating expenses	949,392	717,224

Income Before Income Taxes	1,136,716	869,340
Provision for income taxes	(410,273)	(304,802)

Net Income	$726,443	$564,538

Income Per Share:
Basic	$1.42	$1.10

Diluted	$1.42	$1.10

* Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income	$726,443	$564,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	126,000	126,000
Depreciation	56,542	41,606
Gain on the sale of other real estate	—	5,000
Changes in accrued income and other assets	(92,412)	(222,380)
Changes in accrued expenses and other liabilities	599,629	356,820

Net cash provided by operating activities	1,416,202	871,584

Cash Flows from Investing Activities:
Net change in loans to customers	(1,335,124)	(6,124,946)
Purchase of securities available for sale	(2,492,921)	(2,490,710)
Proceeds from maturities, calls and paydowns of securities available for sale	244,433	666,966
Purchase of Federal Home Loan Bank stock	—	(37,500)
Property and equipment expenditures	(35,952)	(497,701)
Investment in statutory trust	—	(93,000)

Net cash used in investing activities	(3,619,564)	(8,576,891)

Cash Flows from Financing Activities:
Net change in deposits	13,186,250	8,125,533
Proceeds from issuance of subordinated debentures	—	3,093,000

Net cash provided by financing activities	13,186,250	11,218,533

Net Increase in Cash and Cash Equivalents	10,982,888	3,513,226
Cash and Cash Equivalents, Beginning of Period	9,888,666	7,959,126

Cash and Cash Equivalents, End of Period	$20,871,554	$11,472,352

Supplemental Cash Flow Information:
Cash paid for interest	$1,101,493	$505,490

Cash paid for income taxes	$—	$181,000

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)	Other Comprehensive Loss

During the three months ended March 31, 2006, the Company had unrealized holding losses on investment securities which were reported as comprehensive income. An analysis of accumulated other comprehensive loss since December 31, 2005 is as follows:

Accumulated other comprehensive loss at December 31, 2005	$(179,544)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $(34,524)	(67,016)
Less: Reclassification adjustment for gains realized in net income	—

Accumulated other comprehensive loss at March 31, 2006	$(246,560)

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended March 31, 2006 and 2005 are:

	Three Months Ended
	March 31
	2006	2005
Legal and accounting	$50,520	$23,885
Supplies/printing	40,888	20,407
Data processing	23,405	35,018

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Three Months in the Periods Ended
March 31, 2006 and 2005
The following discussion of financial condition as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 should be read in conjunction with the condensed financial statements and accompanying footnotes appearing in this report.
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
For Each of the Three Months in the Periods Ended
March 31, 2006 and 2005
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

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Three Months in the Periods Ended
March 31, 2006 and 2005
Interim Financial Condition
Citizens Effingham Bancshares, Inc. (the Company) reported total assets of $168,893,739 as of March 31, 2006, compared to $154,448,433 at December 31, 2005. The most significant changes in the composition of assets were on federal funds sold from $3,844,000 to $14,590,000, an increase in loans from $122,809,793 to $124,125,882, an increase in securities available for sale from $14,737,959 to $16,878,687.
Asset Quality
Nonperforming assets which include non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $192,000 at March 31, 2006, an increase of $122,000 from December 31, 2005. There were no related party loans which were considered nonperforming at March 31, 2006. The composition of the nonperforming assets is presented in the following table:

	March 31,	December 31,
	2006	2005
Loans on nonaccrual	$192,000	$—
Loans greater than 90 days past due	—	1,000
Other real estate owned	—	69,000

Total nonperforming assets	$192,000	$70,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.15%	0.06%

The allowance for loan losses totaled $1,787,506 at March 31, 2006, a net increase of $106,965 from December 31, 2005. The allowance for loan losses represented 1.44% and 1.37% of total loans at March 31, 2006 and December 31, 2005, respectively. An analysis of the allowance for loan losses since December 31, 2005 follows:

Allowance for loan losses at December 31, 2005	$1,680,541

Charge-offs:
Commercial	30,028
Real Estate	—
Installment	2,839

Total	32,867

Recoveries:
Commercial	9,958
Real Estate	1,999
Installment	1,875

Total	13,832

Provision charged to income	126,000

Allowance for loan losses at March 31, 2006	$1,787,506

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Three Months in the Periods Ended
March 31, 2006 and 2005
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
Results of Operations
Net interest income before provision for loan losses for the first quarter of 2006 was $1,863,829, an increase of $369,672 (24.7%) compared to the same period for 2005. Interest income for the first quarter of 2006 was $2,979,023 representing an increase of $907,992 (43.8%) over the same period in 2005. The increase in interest income was due to an increase in interest rates on loans and the increase in average loan balances. Interest expense for the first quarter of 2006 increased $538,320 (93.3%) compared to the same period in 2005. The increase in interest expense is primarily due to an increase in average interest rates charged on interest-bearing deposits and a growth in average deposit balances.
Amounts charged to expense related to the allowance for loan losses for the three months ended March 31, 2006 and 2005 were $126,000 for each period.
Other operating income for the first quarter of 2006 was $348,279, an increase of $129,872 (59.5%) compared to the same period in 2005.
Other operating expenses for the first quarter of 2006 were $949,392, an increase of $232,168 (32.4%) compared to the same period for 2005. The increase is primarily attributable to an increase of employee salaries, benefits, and other expenses.
Liquidity
The Bank’s liquid assets as a percentage of total deposits were 13.9% at March 31, 2006, compared to 7.2% at December 31, 2005. The Company has approximately $6,000,000 in available federal fund lines of credit with correspondent banks. There were no advances outstanding on these lines as of March 31, 2006 and December 31, 2005. The Company also has approximately $16,900,000 in an available line of credit with the Federal Home Loan Bank. The Company had $1,950,000 advanced on these lines as of March 31, 2006 and December 31, 2005. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Three Months in the Periods Ended
March 31, 2006 and 2005
Capital
The capital of the Company totaled $12,367,975 as of March 31, 2006. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common stockholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 9.71% at March 31, 2006, compared to 9.85% at December 31, 2005. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At March 31, 2006, the Bank had a risk-weighted total capital ratio of 12.85% compared to 12.70% at December 31, 2005, and a Tier I risk-weighted capital ratio of 11.60%, compared to 11.45 at December 31, 2005.
Investment Securities
At March 31, 2006, the Bank had $16,878,687 in investment securities available for sale. The net unrealized loss on securities available for sale, net of deferred tax benefit, was $246,560 on March 31, 2006. During the period ended March 31, 2006, the Bank purchased $2,492,921 in investment securities available for sale. Also, as of March 31, 2006, the maturities, calls and principal paydowns of investment securities totaled $244,433 resulting in neither a gain nor a loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 3. Controls and Procedures
For the Three Months Ended March 31, 2006
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principle Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective.

Citizens Effingham Bancshares, Inc. and Subsidiary
Part II. Other Information
For the Three Months Ended March 31, 2006
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
Citizens Effingham Bancshares, Inc.
/s/Harry H. Shearouse
Harry H. Shearouse
President and Chief Executive Officer and Principal Financial Officer
Date: May 15, 2006