Form 10QSB
period 2006-06-30
CITIZENS EFFINGHAM BANCSHARES INC
filed 2006-08-14
CIK 1049489

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB

☑	Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: Common Stock $1 par value, 512,000 shares outstanding at August 14, 2006.
     Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

Citizens Effingham Bancshares, Inc. and Subsidiary
INDEX

PAGE
PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

The following financial statements are provided for Citizens Effingham Bancshares, Inc. and the subsidiary bank, Citizens Bank of Effingham.

Consolidated Balance Sheets — June 30, 2006 (unaudited) and December 31, 2005 (audited)	2

Consolidated Statements of Income (unaudited) — For the Three Months Ended June 30, 2006 and 2005	3

Consolidated Statements of Income (unaudited) — For the Six Months Ended June 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (unaudited) — For the Six Months Ended June 30, 2006 and 2005	5

Notes to Consolidated Financial Statements (unaudited)	6

ITEM 2. Management’s Discussion and Analysis or Plan of Operation	7

ITEM 3. Controls and Procedures	12

PART II: OTHER INFORMATION	13
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO AND CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO AND CFO
The consolidated financial statements furnished have not been examined by independent certified public accountants, but reflect, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods presented.
The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Balance Sheets
June 30, 2006 and December 31, 2005

	(Unaudited)	(Audited)
	June 30,	December 31,
	2006	2005
Assets

Cash and due from banks	$3,881,397	$5,659,677
Interest-bearing cash	832,587	384,989
Federal funds sold	3,348,000	3,844,000

Total cash and cash equivalents	8,061,984	9,888,666

Securities available for sale, at fair value	17,357,103	14,737,959
Federal Home Loan Bank stock, restricted, at cost	396,600	344,000

Loans, net of unearned income	134,425,068	122,809,793
Less: allowance for loan losses	(1,916,649)	(1,680,541)

Loans, net	132,508,419	121,129,252

Bank premises and equipment, net	4,006,232	4,044,522
Accrued interest receivable	1,512,364	1,279,814
Cash surrender value life insurance	2,247,424	2,201,032
Other assets and accrued income	955,077	823,188

Total Assets	$167,045,203	$154,448,433

Liabilities and Stockholders’ Equity

Deposits:
Noninterest-bearing	$21,005,848	$20,705,878
Interest-bearing	126,924,496	116,377,530

Total deposits	147,930,344	137,083,408

Accrued interest payable	866,667	586,342
Subordinated debentures	3,093,000	3,093,000
Other borrowed funds	1,950,000	1,950,000
Other liabilities and accrued expenses	102,212	27,135

Total liabilities	153,942,223	142,739,885

Stockholders’ Equity:
Common stock, $1 par value, authorized 20,000,000 shares, issued and outstanding 512,000 shares	512,000	512,000
Paid-in capital surplus	4,608,000	4,608,000
Retained earnings	8,334,755	6,768,092
Accumulated other comprehensive loss	(351,775)	(179,544)

Total stockholders’ equity	13,102,980	11,708,548

Total Liabilities and Stockholders’ Equity	$167,045,203	$154,448,433

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Interest Income:
Interest and fees on loans	$3,023,563	$2,162,710
Income on federal funds sold	81,489	55,615
Interest on investment securities	191,736	120,877
Other interest and dividend income	16,267	5,380

Total interest income	3,313,055	2,344,582

Interest Expense:
Deposits	1,143,203	641,166
Subordinated debentures	54,368	39,871
Other interest expense	15,862	16,009

Total interest expense	1,213,433	697,046

Net interest income before provision for loan losses	2,099,622	1,647,536
Less — provision for loan losses	(126,000)	(126,000)

Net interest income after provision for loan losses	1,973,622	1,521,536

Other Operating Income:
Service charges on deposit accounts	98,324	114,535
Other service charges, commissions and fees	164,133	102,751
Gain on sale of bank premises and equipment	5,350	300
Gain on sale of other real estate	—	15
Gain on sale of investment securities	—	1,880
Other income	32,248	33,499

Total other operating income	300,055	252,980

Other Operating Expense:
Salaries	437,251	339,193
Employee benefits	109,133	84,672
Net occupancy expense	40,571	30,583
Equipment rental and depreciation of equipment	64,950	64,176
Other expenses	313,395	249,214

Total other operating expenses	965,300	767,838

Income Before Income Taxes	1,308,377	1,006,678
Provision for income taxes	(468,157)	(357,123)

Net Income	$840,220	$649,555

Income Per Share:
Basic	$1.64	$1.27

Diluted	$1.64	$1.27

*	Net Income / weighted average outstanding shares of 512,000.

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Income
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Interest Income:
Interest and fees on loans	$5,754,382	$4,106,529
Income on federal funds sold	163,989	86,440
Interest on investment securities	347,329	214,678
Other interest and dividend income	26,378	7,967

Total interest income	6,292,078	4,415,614

Interest Expense:
Deposits	2,192,570	1,202,620
Subordinated debentures	104,507	39,871
Other interest expense	31,550	31,429

Total interest expense	2,328,627	1,273,920

Net interest income before provision for loan losses	3,963,451	3,141,694
Less — provision for loan losses	(252,000)	(252,000)

Net interest income after provision for loan losses	3,711,451	2,889,694

Other Operating Income:
Service charges on deposit accounts	203,005	217,444
Other service charges, commissions and fees	372,054	180,683
Gain on sale of bank premises and equipment	5,350	300
Gain on sale of other real estate	—	5,015
Gain on sale of investment securities	—	1,880
Other income	67,925	66,065

Total other operating income	648,334	471,387

Other Operating Expense:
Salaries	843,043	645,054
Employee benefits	210,289	168,831
Net occupancy expense	81,574	61,566
Equipment rental and depreciation of equipment	112,046	126,582
Other expenses	667,740	483,029

Total other operating expenses	1,914,692	1,485,062

Income Before Income Taxes	2,445,093	1,876,019
Provision for income taxes	(878,430)	(661,925)

Net Income	$1,566,663	$1,214,094

Income Per Share:
Basic	$3.06	$2.37

Diluted	$3.06	$2.37

Citizens Effingham Bancshares, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$1,566,663	$1,214,094
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	252,000	252,000
Depreciation	115,804	89,787
Gain on the sale of other real estate	—	(5,015)
Gain on sale of bank premises and equipment	(5,350)	(300)
Increase in cash surrender value of life insurance	(46,392)	(46,392)
Changes in accrued income and other assets	(275,714)	(349,346)
Changes in accrued expenses and other liabilities	355,402	204,873

Net cash provided by operating activities	1,962,413	1,359,701

Cash Flows from Investing Activities:
Net change in loans to customers	(11,631,167)	(8,426,158)
Purchase of securities available for sale	(4,473,936)	(10,995,650)
Proceeds from maturities, calls and paydowns of securities available for sale	1,593,836	5,204,351
Purchase of Federal Home Loan Bank stock	(52,600)	(37,500)
Proceeds from sale of other real estate	—	205,186
Property and equipment expenditures	(72,164)	(885,752)
Investment in statutory trust	—	(93,000)

Net cash used in investing activities	(14,636,031)	(15,028,523)

Cash Flows from Financing Activities:
Net change in deposits	10,846,936	15,695,314
Proceeds from issuance of subordinated debentures	—	3,093,000

Net cash provided by financing activities	10,846,936	18,788,314

Net Increase (Decrease) in Cash and Cash Equivalents	(1,826,682)	5,119,492
Cash and Cash Equivalents, Beginning of Period	9,888,666	7,959,126

Cash and Cash Equivalents, End of Period	$8,061,984	$13,078,618

Supplemental Cash Flow Information:
Cash paid for interest	$2,048,302	$1,143,896

Cash paid for income taxes	$911,728	$751,663

Citizens Effingham Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(Unaudited)
(1)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

(2)	Other Comprehensive Loss

During the six months ended June 30, 2006, the Company had unrealized holding losses on investment securities which were reported as accumulated other comprehensive loss. An analysis of accumulated other comprehensive loss since December 31, 2005 is as follows:

Accumulated other comprehensive loss at December 31, 2005	$(179,544)
Other comprehensive loss, net of tax:
Change in unrealized loss on securities available for sale net of deferred income tax expense of $(88,725)	(172,231)
Less: Reclassification adjustment for gains realized in net income	—

Accumulated other comprehensive loss at June 30, 2006	$(351,775)

(3)	Supplemental Financial Data

Components of other operating expenses greater than 1% of total interest income and other income for the periods ended June 30, 2006 and 2005 are:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Legal and accounting	$53,480	$29,830	$104,000	$53,715
Data processing	25,567	21,258	48,972	56,276

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Six Months in the Periods Ended
June 30, 2006 and 2005
The following discussion of financial condition as of June 30, 2006 compared to December 31, 2005, and the results of operations for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 should be read in conjunction with the consolidated financial statements and accompanying footnotes appearing in this report.
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
For Each of the Six Months in the Periods Ended
June 30, 2006 and 2005
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
Management’s periodic evaluation of the adequacy of the allowance also considers impaired loans and takes into consideration the Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, estimated value of any underlying collateral, and current economic conditions. While management believes that it has established the allowance in accordance with U.S. generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or its economic environment will not require further increases in the allowance.
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

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Six Months in the Periods Ended
June 30, 2006 and 2005
Interim Financial Condition
The Company reported total assets of $167,045,203 as of June 30, 2006, compared to $154,448,433 at December 31, 2005. The most significant changes in the composition of assets were an increase in loans from $122,809,793 to $134,425,068, and an increase in securities available for sale from $14,737,959 to $17,357,103.
Asset Quality
Nonperforming assets which include non-accruing loans, repossessed collateral and loans for which payments are more than 90 days past due totaled $695,000 at June 30, 2006, an increase of $625,000 from December 31, 2005. There were no related party loans which were considered nonperforming at June 30, 2006. The composition of the nonperforming assets is presented in the following table:

	June 30,	December 31,
	2006	2005
Loans on nonaccrual	$616,000	$—
Loans greater than 90 days past due	79,000	1,000
Other real estate owned and repossessions	10,000	69,000

Total nonperforming assets	$705,000	$70,000

Total nonperforming assets as a percentage of total loans (gross) and other real estate	0.52%	0.06%

The allowance for loan losses totaled $1,916,649 at June 30, 2006, a net increase of $236,108 from December 31, 2005. The allowance for loan losses represented 1.43% and 1.37% of total loans at June 30, 2006 and December 31, 2005, respectively. An analysis of the allowance for loan losses since December 31, 2005 follows:

Allowance for loan losses at December 31, 2005	$1,680,541

Charge-offs:
Commercial	30,026
Real Estate	75
Installment	8,902

Total	39,003

Recoveries:
Commercial	13,439
Real Estate	4,094
Installment	5,578

Total	23,111

Provision charged to income	252,000

Allowance for loan losses at June 30, 2006	$1,916,649

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Six Months in the Periods Ended
June 30, 2006 and 2005
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
Results of Operations
Six Months Ended June 30, 2006 and 2005
Net interest income before provision for loan losses for the six months ended June 30, 2006 was $3,963,451, an increase of $821,757 (26.2%) compared to the same period in 2005. Interest income for the first six months of 2006 was $6,292,078 compared to $4,415,614 for the same period a year ago, an increase of $1,876,464 or 42.5%. This increase can be attributed to an increase in interest rates and an increase in interest-earning assets. Interest-earning assets totaled $156.4 million as of June 30, 2006 compared to $142.1 million as of June 30, 2005, an increase of $14.3 million or 10%. Interest expense increased $1,054,707 (82.8%) to $2,328,627 for the six-month period ended June 30, 2006 from $1,273,920 for the same period a year ago. Contributing to this increase was a rise in interest rates and a growth in interest-bearing liabilities. Interest-bearing liabilities totaled $132.0 million as of June 30, 2006 compared to $121.4 million as of June 30, 2005, an increase of $10.6 million or 8.7%.
For the six month periods ended June 30, 2006 and 2005, the provision for loan losses totaled $252,000.
Other operating income for the six months ended June 30, 2006 totaled $648,334, an increase of $176,947 over the same period a year ago. This increase is primarily attributable to an increase in mortgage origination fees.
Other operating expenses increased $429,630 (28.9%) to $1,914,692 for the six-month period ended June 30, 2006 from $1,485,062 for the same period a year ago. This increase is a result of an increase in employee salaries and benefits, occupancy expense and other expenses.
Three Months Ended June 30, 2006 and 2005
Net interest income before provision for loan losses for the second quarter of 2006 was $2,099,622, an increase of $452,086 (27.4%) compared to the same period for 2005. Interest income for the second quarter of 2006 was $3,313,055 representing an increase of $968,473 (41.3%) over the same period in 2005. The increase in interest income was due to an increase in interest rates on loans and the increase in average loan balances. Interest expense for the second quarter of 2006 increased $516,387 (74.1%) compared to the same period in 2005. The increase in interest expense is primarily due to an increase in average interest rates charged on interest-bearing deposits and a growth in average deposit balances.
Amounts charged to expense related to the allowance for loan losses for the three months ended June 30, 2006 and 2005 were $126,000 for each period.
Other operating income for the second quarter of 2006 was $300,055, an increase of $47,075 (18.6%) compared to the same period in 2005.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 2. Management’s Discussion and Analysis or Plan of Operation
For Each of the Six Months in the Periods Ended
June 30, 2006 and 2005
Other operating expenses for the second quarter of 2006 were $965,300, an increase of $197,462 (25.7%) compared to the same period for 2005. The increase is primarily attributable to an increase of employee salaries, benefits, and other expenses.
Liquidity
The Bank’s liquid assets as a percentage of total deposits were 5.4% at June 30, 2006, compared to 7.2% at December 31, 2005. The Company has approximately $6,000,000 in available federal fund lines of credit with correspondent banks. There were no advances outstanding on these lines as of June 30, 2006 and December 31, 2005. The Company also has approximately $16,900,000 in an available line of credit with the Federal Home Loan Bank. The Company had $1,950,000 advanced on these lines as of June 30, 2006 and December 31, 2005. At least monthly, management analyzes the level of off-balance sheet commitments such as unfunded loan equivalents, loan repayments, maturity of investment securities, liquid investment and available fund lines in an attempt to minimize the possibility that a potential shortfall will exist.
Capital
The capital of the Company totaled $13,102,980 as of June 30, 2006. The capital of the Company and the Bank exceeded all prescribed regulatory capital guidelines. Regulations require that the most highly rated banks maintain a Tier 1 leverage ratio of 3% plus an additional cushion of at least 1 to 2 percentage points. Tier 1 capital consists of common stockholders’ equity, less certain intangibles. The Bank’s Tier 1 leverage ratio was 9.80% at June 30, 2006, compared to 9.85% at December 31, 2005. Regulations require that the Bank maintain a minimum total risk weighted capital ratio of 8%, with one-half of this amount, or 4%, made up of Tier 1 capital. Risk-weighted assets consist of balance sheet assets adjusted by risk category, and off-balance sheet assets or equivalents similarly adjusted. At June 30, 2006, the Bank had a risk-weighted total capital ratio of 12.57% compared to 12.70% at December 31, 2005, and a Tier I risk-weighted capital ratio of 11.32%, compared to 11.45% at December 31, 2005.
Investment Securities
At June 30, 2006, the Bank had $17,357,103 in investment securities available for sale. The net unrealized loss on securities available for sale, net of deferred tax benefit, was $351,775 on June 30, 2006. During the period ended June 30, 2006, the Bank purchased $4,473,936 in investment securities available for sale. Also, as of June 30, 2006, the maturities, calls and principal paydowns of investment securities totaled $1,593,836 resulting in neither a gain nor a loss. The Bank invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable and tax-exempt securities.

Citizens Effingham Bancshares, Inc. and Subsidiary
Item 3. Controls and Procedures
For the Six Months Ended June 30, 2006
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
For the Six Months Ended June 30, 2006
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

Date: August 14, 2006